Form 10KSB40
period 1999-12-31
PINNACLE DATA SYSTEMS INC
filed 2000-03-30
CIK 1004608

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission File Number 0-28483

                           Pinnacle Data Systems, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)




                Ohio                                      31-1263732
---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


        6600 Port Road, Groveport, Ohio                          43125
    ---------------------------------------                   ----------
    (Address of principal executive offices)                  (Zip Code)



                   Issuer's telephone number: (614) 748-1150
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class              Name of each exchange on which
                                                 registered

              None                                  None
          ------------                           ------------



Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
                        --------------------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes            No    X
                       -----        ------


         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year.   $12,202,701
                                                                    -----------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the average bid and asked prices of the common shares as of March 24, 2000, was $12,424,119.

         On March 24, 2000, the Issuer had outstanding 2,327,402 common shares, without par value (after giving effect to a 2-for-1 stock split to be effective March 31, 2000), which is the Issuer's only class of common equity.


                                Table of Contents

PART I..............................................................................1

   ITEM 1.     DESCRIPTION OF BUSINESS..............................................1
   ITEM 2.     DESCRIPTION OF PROPERTY.............................................10
   ITEM 3.     LEGAL PROCEEDINGS...................................................10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

PART II............................................................................11

   ITEM 5.     MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS........................11
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................19
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.............................20

PART III...........................................................................21

   ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....21
   ITEM 10.    EXECUTIVE COMPENSATION..............................................24
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......28
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K....................................30

SIGNATURES.........................................................................34

EXHIBIT INDEX......................................................................35



                                  PART I


ITEM 1.         DESCRIPTION OF BUSINESS.

BACKGROUND

The Company designs, assembles and sells computer products and provides computer repair and other related services primarily to Original Equipment Manufacturers
(OEMs) in industries such as telecommunications, medical systems, process control, and governmental. During 1999 the Company reported revenue of approxi-mately $12.2 Million, net income of approximately $351,000 and total assets of approximately $6.3 Million. Approximately 75% of the Company's revenue is generated from product sales and approximately 25% is generated from services. However, the gross profit from both segments of the business is approximately equal.

The Company's products are custom designed to meet the needs of its customers. Often customers have special computer system requirements that can not be met by off-the-shelf products alone. The Company helps customers by engineering, designing, assembling and modifying computer equipment to meet customers' particular needs. The Company takes circuit board type products manufactured by Sun Microsystems, Inc., one of the world's largest producers of computer systems, and combines it with technology engineered and developed by the Company, such as customized circuit boards, enclosures, power supplies and other engineered computer components requested by customers and assembles them along with other off the shelf computer peripherals into finished products for customers. The Company's products are based upon high performance computer processor technology from Sun Microsystems, Inc. In a typical system manufactured by the Company, approximately 50% of the components will be Sun products, 30% of the components will be off-the-shelf products and 20% will be products designed and developed by the Company. These percentages will vary from product to product. By adding its own internally developed products and engineering capabilities to Sun's off-the-shelf board technology, the Company is able to offer solutions with minimal non-recurring engineering (product design) charges. These are turnkey, application-specific computer circuit boards and entire computer systems that the Company's customer imbeds into the customer's products. See "Products."

The Company also offers end-of-life management and complete service and support to OEMs. Many manufacturers will include Sun Microsystems' boards and components in their own products. If Sun stops manufacturing that board or component, then the equipment manufacturer is left without a source to supply it with the parts needed to build its own products. The Company's end of life management allows the Company's customers to maximize their investment in technology by providing continued support for products no longer supported by the manufacturer. This allows OEMs to eliminate or delay the engineering and software development charges required to integrate new technology.

The Company also provides repair services for advanced technology systems, and printed circuit board assemblies. The Company's repair services are all depot repair, which means that the malfunctioning part is sent to the Company for repair. The Company does not provide any repairs outside of its facilities. The Company's repair services are focused on UNIX computer equipment and currently are limited predominantly to equipment manufactured by Sun Microsystems, Inc. The Company is partnering with Sun Microsystems to provide streamlined distribution of Sun parts to Sun customers using an online information management system that connects the two companies. The Company also offers a repair service whereby it will, overnight, exchange a malfunctioning or broken electronic component or part for a similar component or part in the Company's inventory. The Company will then repair the malfunctioning or broken component and include that part in its inventory as a replacement. The Company also generates revenue from the sale of spare parts and components.

The Company believes that the services segment of its business provides a competitive advantage to it in connection with its product sales, because the Company can offer the purchasers of its products a more complete answer to their system needs by providing not only products, but also service and support after the sale. The Company also believes that the product segment of its business provides it with a competitive advantage in connection with the services it provides, because product development and engineering activities keeps it current with the latest technology and how to repair it. The Company considers its product and services segments to be equally important, not only because of the synergies they provide to one another, but also because they contribute relatively equally to the Company's gross profit.

Almost all of the Company's products and services are based on Sun's SPARC architecture. If for any reason Sun or its products began to experience significant difficulties in the market place or in operations or otherwise it could materially and adversely affect the Company.

The Company believes that its relationship with Sun Microsystems provides a significant advantage to the Company. The Company has a number of contracts with Sun under which Sun provides the Company proprietary designs for its products or which enable the Company to utilize and sell Sun circuit board technology and operating systems or other software to its customers. Additionally, in 1997, the Company was accepted into the Sun Microelectronics' Partners Program. As a member of this program, Company personnel make marketing calls on Fortune 500 companies, together with sales representatives of Sun, to provide complete technology solutions to mutual customers. In March 1999, the Company entered into a Repair Services Agreement with Sun Microsystems, Inc. under which the Company provides repair and testing services on Sun circuit boards and related components, and maintains an inventory for Sun of repaired boards and components. The Company then provides streamlined distribution of these components and parts to Sun Enterprise Service Division's stocking locations, field engineers or customers using an online information management system that connects the two companies. See "Contractual Relationships with Sun Microsystems, Inc. and its Affiliates".

The Company is much smaller in size than Sun Microsystems, Inc. In its most recently completed fiscal year, ending June 30, 1999, Sun reported revenue of approximately $12 billion, approximately 1,000 times greater than the Company's current level of annual revenue. While the Company is relatively insignificant to Sun, the Company is significantly dependent upon its relationship with Sun. In 1999, approximately 19% of the Company's sales were services sales made to Sun under a services agreement and approximately 9% of the Company's sales were product sales to Sun made under purchase orders. In the same period, approximately 57% of its purchases of inventory were made from Sun. Additionally, the Company has entered into license agreements with Sun pursuant to which it sells products and services to third parties which aggregated to approximately 28% of sales for 1999. For information about the various contracts the Company has with Sun, and the amount of revenue generated under each agreement. See "Contractual Relationships with Sun Microsystems, Inc. and its Affiliates".

If all of the Company's relationships with Sun were to end, the Company's operations would be adversely affected, particularly in the short term. However, the Company would continue to sell products to OEM's, and it would continue to provide repair and other services to TPM's and end-users. The Company would also pursue providing repair-related services to other OEM's. The Company's management believes that a complete severing of all of the various Sun relationships is unlikely, because those relationships are diverse, and independent of one another.

Sun could elect to discontinue buying services from the Company, but because of the size and breadth of the services provided, management believes it would take several months for Sun to replace the Company with one or more vendors to provide those services.

DEVELOPMENT OF THE BUSINESS

The Company was incorporated as an Ohio corporation on March 9, 1989. Initially, the Company focused on providing electronic repair services to universities, which primarily had installed networks of Sun Microsystems workstations. Gradually, the Company expanded its services to other users of Sun Microsystems workstations who were self-maintaining such equipment. In 1992, the Company began providing engineering and manufacturing services for CPU board designs for OEMs. In 1994, the Company began engineering and manufacturing computer systems patterned after Sun Microsystems workstations. In 1995, the Company focused its product sales efforts on custom-designed circuit boards. Also in 1995, the Company re-focused its repair marketing efforts from sales to universities and end users to sales to Third Party Maintainers (TPM's), and Fortune 500 self-maintainers. In 1996, the Company began providing depot repair services to OEMs. In 1997, the Company began designing and manufacturing custom integrated computer systems for OEMs and found significant interest for these products in the growing telecommunications market.

In early 1997, the Company entered into a joint venture as a minority partner of LogistixPDSi Services in Northern California to provide repair services to the OEM marketplace. In connection with this venture, the Company established a repair depot facility within the headquarters of the majority partner in Fremont, California. The Company also provided services outside of the joint venture to TPM's from this facility. While the incremental services performed by the Company for its own TPM customers at that facility was profitable, the level of business generated by the joint venture entity from OEM customers failed to meet the Company's expectations. The joint venture entity was not successful and losses accumulated during 1997.

In November 1997, the company was offered an opportunity to establish a dedicated depot for Sun Microsystems in California. The Company terminated its participation in the joint venture, hired the joint venture employees and established a facility within the distribution center of the Company's customer, Sun Microsystems. In late 1998, in anticipation of accepting a larger role in Sun's service business model, the Company closed the California facility and consolidated its operations in Columbus, Ohio.

In early 1999 the Company entered into a 10-year lease for 56,000 spare feet of space for its operations in a building in a free-trade zone in Groveport Ohio, a suburb of Columbus. In January 2000 the Company amended its lease to expand the amount of square feet under lease to approximately 113,000. The Company sold the building in which it previously housed operations.

BACKGROUND OF INDUSTRY

Original equipment manufacturers in the telecommunications, medical systems, process control and government markets embed advanced technology systems in their products to enhance functionality and performance. OEMs select a platform for their products based on the performance and availability required by the application. Management believes that OEMs who choose Sun Microsystem's SPARC platform make this decision based on the speed of Sun Microsystems processor technology and the stability of the UNIX operating system. Management further believes that the reliability and speed of Sun processors combined with the stability of Sun's Solaris operating systems provides excellent performance and system availability.

To fully integrate these systems into their products, OEMs often have special requirements that cannot be met by off-the-shelf products manufactured by Sun Microsystems. Traditionally, these companies modified off-the-shelf components to meet their specific needs, utilizing either in-house engineering resources or outside engineering firms to create custom system configurations. In doing so, these OEMs incurred significant non-recurring engineering (NRE) charges to cover development costs. As the pace of technology has increased and competition has intensified in these markets, OEMs are now less willing to incur the time and expense required to develop custom systems. Instead, they are looking for sources, such as the Company, that can provide application-specific systems and products with minimal engineering development time and expense. The Company believes OEMs will continue to look for ways to reduce product development time and cost without compromising their ability to customize technology to their application.

At the same time, there is a growing base of OEM products built around technology that is no longer being supported by the manufacturer. These OEMs are faced with having to modify software and reconfigure their product to incorporate new technology that does not enhance their systems' performance simply because their existing technology is no longer being supported by the manufacturer. As a result, OEMs are looking for ways to extend the life of their current technology. Some of these OEM's contract with entities to provide end of life management, that may include manufacturing and/or repair of the products not supported or manufactured by the OEM.

In the repair business there has been a trend during the last several years towards outsourcing in the electronics repair industry which the Company believes will continue in the future. The Company believes that this is due to:
(1) the desire of OEMs to focus resources on their primary business, (2) the accelerated pace of new product introductions which is necessary for OEMs to keep pace with competition, (3) the need to reduce costs, which can be accomplished by converting fixed costs of an internal service department into variable costs by outsourcing the service, and (4) the difficulties inherent in servicing a wide range of equipment produced by multiple vendors, as data centers have moved from using predominantly one company's hardware to using equipment from multiple vendors in many locations.

PRODUCTS

The Company's products include complete systems, specially designed products, including boards and attach cards, and software. The Company resells some hardware and software manufactured by Sun Microsystems and other OEM's, as well as products developed internally by the Company's engineers. Complete systems bring together hardware and software from multiple sources into fully integrated systems.

One type of product developed and manufactured by the Company is known as a "High Availability" system. This includes redundant system components with sophisticated failover software. This allows systems to continue to operate despite failure of any component by the instantaneous transfer of system functions to the redundant backup system. These products have been purchased by companies primarily in the telecommunications industry that cannot afford a system failure or even the time delay involved in rebooting a system.

The Company has also developed products that allow OEMs to more fully integrate SPARC technology into their technology systems. These products include power supplies, specially modified motherboards, transition cards, and I/O boards.

The Company engages in research and development in connection with designing new products for customers. This work is done in response to requests from customers with specific product requirements. Upon completion of design and testing of the newly developed product, the Company typically receives orders for production of that product from the customer. During 1999 and 1998 the Company incurred $552,143 and $191,557 respectively, for research and development. These expenses were not paid by the Company's customers but are typically recouped over time as part of the cost of the developed products that are sold to customers.

SOFTWARE

The Company is a SunSoft Master Distributor and is authorized to provide its customers with the right to use Solaris, Sun Microsystem's UNIX operating system. The Company also resells failover software as part of its "High Availability" systems.

SERVICES

The Company repairs products that have been developed, manufactured, marketed and sold by other companies, and which generally have a well-established installed base as well as products developed internally. The Company also designs and manufactures customized modifications to products of other companies for integration into existing systems. Due in part to the capital costs necessary to maintain adequate inventory and equipment to service large OEMs and TPMs, the Company has focused its services on products manufactured primarily by Sun Microsystems, Inc. and has built an inventory of Sun Microsystems components and parts.

DEPOT REPAIR SERVICES: The Company provides OEMs, TPMs and end users who maintain their own equipment the opportunity to outsource repairs of their proprietary products or products produced by third parties. The entity that is actually providing the maintenance service in the field will place an order with the Company for the repair of defective components or parts. The time of completion of the repair will be scheduled, with higher charges being incurred for shorter time frame repairs. The Company offers its customers a choice of 5-day and 15-day repair and return services. The Company also maintains an extensive inventory of spare components and offers the ability to provide replacement components or parts overnight from its existing inventory in exchange for the defective component or part, which is then repaired and included in inventory. For repairs not requiring overnight service, the entity maintaining the equipment in the field sends the defective component or part to the Company. The Company's electronic technicians then repair the component or part, test it, and ship it back to the customer. Since inception, the Company has specialized in the repair of hardware manufactured by Sun Microsystems, Inc. These systems are typically high end-user workstations able to perform multi-tasking functions.

SUN MICROSYSTEMS LOGISTICS MANAGEMENT SERVICES: In August 1999, the Company entered into an agreement with Sun Microsystems, Inc. to provide to Sun's Enterprise Services Division test and repair services, and inventory and logistics management services. Under this program, called the Virtual Logistics Network (VLN), the Company is partnering with Sun Microsystems to provide streamlined distribution of Sun components and parts to Sun customers using an online information management system that connects the two companies. The Company also provides management and logistics services to other vendors/partners of Sun that participate in the VLN.

SPARE PARTS SALES: Spare parts sales include sales of repaired parts, new parts, and reclaimed parts. There is a demand in the computer industry for the necessary parts and components to provide repair services. New components are often difficult to obtain and costly to purchase. The Company is able to provide a wide variety of parts at a significant discount compared to the cost of comparable new parts. The Company's spare parts capabilities enhance the efficiency of its other service offerings. The Company either supplies the spare parts from its own inventory when it has a surplus of a particular part or component, or it acquires the requested parts from brokers or other suppliers of used equipment. The Company sometimes dismantles used equipment to obtain used components. The Company maintains an inventory consisting primarily of Sun Microsystems' spare parts and components.

CONTRACT MANUFACTURING AND ENGINEERING: In certain cases, an OEM will outsource the design and manufacture of a product to the Company. The outsourcing of manufacturing enables the OEM to transfer its internal manufacturing responsibilities to the Company, thereby enabling the OEM to reduce manufacturing costs and improve its return on assets. The Company's contract manufacturing services primarily involve products which have high engineering, technical and test content, and low to medium production requirements. The Company will also merge technology from a standard workstation to a customer's product with private labeling. In connection with these services, the Company will obtain orders for custom engineering and manufacturing services from entities which are customers of Sun Microsystems. These customers are using the Sun operating system software and want to continue to use the sun software in workstations, data servers or other applications not manufactured and sold by Sun. The Company will design and engineer modifications to the Sun component boards to fit the desired customized use and will then build the custom designed products for the customer. The end product is a component board or computer system that does not resemble the original Sun Microsystems board or system, but operates the Sun software and performs the same functions as the Sun board or system. Each product is unique and custom designed to the customer's specifications. Some of these products use commercially available parts configured to produce the desired function. In other cases, the custom-built product contains components or functions conceived and developed by Company personnel.

END OF LIFE MANAGEMENT: End of Life Management services bring together the Company's board design and manufacturing, parts stocking, and repair capabilities to extend the life of technology that is no longer supported by the manufacturer. The Company will enter into an end of life service contract with its customers which may include depot repair of installed technology as well as acquisition or manufacture of products that have been end-of-lifed by the manufacturer.

EXTENDED WARRANTY SERVICES. In 1992, the Company began initial marketing efforts to provide customers with extended warranty support services. Generally, the Company will extend warranty of the OEM's product for a fixed fee. The Company is willing to develop warranty programs specifically tailored to meet a customer's needs with the goal of fulfilling as many of the customer's repair needs as is required.

CONTRACTUAL RELATIONSHIPS WITH SUN MICROSYSTEMS, INC. AND ITS AFFILIATES

In August 1999, the Company entered into an agreement with Sun Microsystems, Inc. to provide to Sun's Enterprise Services Division test and repair services, and inventory and logistics management services. The agreement has a one-year term and renews automatically for additional one-year terms. In 1999 the Company generated approximately $2.3 million of revenue from this agreement, or approximately 19% of total revenue and 77% of service revenue. These sales represented approximately 90% of the service segment's operating income of $608,326 for the same period. The Company considers this agreement to be of critical importance to its future viability, and considers it to be the basis of its prospects for future growth of the service segment.. See "Services - Sun Microsystems Logistics Management Services".

The Company designs and sells products under various technology license agreements with Sun Microsystems. Two of the license agreements are of material importance to the Company's viability. It is not possible to cite the respective operating earnings contributions of the products sold under the two license agreements, as the Company does not allocate labor and overhead costs to individual products. Consequently, the respective revenue contributions are cited below. If either of these agreements is terminated it would significantly impede the Company's ability to perform its design and manufacturing services.

In October 1997, the Company entered into a Development and Manufacturing License Agreement with Sun Microelectronics, a division of Sun Microsystems, Inc. pursuant to which the Company has been licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. The Company uses this license in the custom design of products. The license enables the Company to use the Sun technology and make engineering or design changes to meet customers' specific needs. The Company generated revenue from these products of approximately $92,000 in 1998 and $792,000 in 1999 (approximately 2% and 9% of total product revenue, respectively) The Company expects the portion of its products based on this license to increase in future years. Consequently, the importance of this license to the Company is likely to increase in future years. This license agreement is for a term of three years expiring in 2000, subject to automatic renewal for one-year periods unless either party gives notice of non-renewal. The license can be terminated earlier upon default.

In May 1994, the Company entered into a microprocessor platform design license agreement with Sun Microsystems Computer Corporation, acting through its SPARC Technology Business Division, pursuant to which the Company has been licensed to develop, manufacture and sell products based upon and using the Sun SPARC microprocessor technology. The Company uses this license in the custom design of products. The license enables the Company to use Sun technology and make engineering or design changes to meet customers' specific needs. The Company generated revenue from these products of approximately $2.7 million in 1998 and $1.7 million in 1999 (approximately 44% and 19% of total product revenue, respectively). The technology of this license is utilized in customer projects that began prior to 1997. It has not been utilized in any new customer projects since before 1997. The Company does not anticipate that it will develop any new products based on the technology licensed under this agreement, although it will continue to sell products that it has developed under this license. Consequently, the importance of this license to the Company is likely to decline in future years. A license fee in the amount of $35,000 was paid in full upon execution of the license. This license agreement is for a term of 7 years expiring in 2001, subject to automatic renewal for one-year periods unless either party gives notice of non-renewal. The license can be terminated earlier upon default.

SALES AND MARKETING

The Company focuses its marketing efforts on large OEMs and on TPMs. Since marketing is primarily to large OEMs or TPMs, the Company does not maintain a large field sales organization. The Company currently uses four independent manufacturers representative firms to generate sales opportunities. The Company employs three in-house sales representatives, who are focused on targeted accounts. During 1999 the Company had revenue from three customers that represented approximately 56% of sales. The Company's largest customer in 1999, Sun Microsystems, accounted for approximately 29% of sales during 1999. During 1998, the Company had revenue from three customers that represented approximately 59% of sales. The Company's largest customer in 1998, Computer Network Technologies, Inc., accounted for approximately 22% of the Company's sales. In 1997, the Company's three largest customers represented approximately 49% of sales. In 1997, the Company was accepted into the Sun Microelectronics' Partners Program. As a member of this program, Company personnel make marketing calls on Fortune 500 companies, together with sales representatives of Sun, to provide complete technology solutions to mutual customers.

COMPETITION

Competition for the specially designed products of the Company come from two primary sources: (1) other companies that provide similar products, and (2) products that are competitive with Sun Microsystem's products.

A number of companies are now targeting the telecommunications industry, due to the continued growth in this market that is expected in the future. Many of these companies are more established than the Company and have substantially greater financial and other resources than the Company. The Company believes it can differentiate itself from the competition through the strength of its close relationship with Sun Microsystems, its ability to offer a complete turnkey product/service solution, its unique product set, and its focus on providing off-the-shelf solutions wherever possible.

Primary competition for the Company's products also comes indirectly from increased performance and acceptance of the "Wintel" platform. OEMs who are choosing a platform for their products increasingly narrow their choice down to SPARC-based systems sold by Sun Microsystem and systems using Intel processors with Windows NT. If the Wintel platform were to gain acceptance in the telecommunications industry it would erode the Company's potential market as the Company does not provide products or services to support this platform.

Primary competitive factors in the repair industry are price, scope and quality of a company's repair services and know-how. The Company competes with the in-house repair centers of OEMs and TPMs for end-of-life programs and for repair services. While the Company believes it offers a cost-effective repair solution to OEMs and TPMs and, therefore, believes these entities are the Company's primary potential customers, there is no assurance that these entities will choose to outsource their repair needs and will not become competitors of the Company. These entities could also choose to compete directly with the Company for the services of unrelated OEMs and TPMs and for end-users. In addition to competing with OEMs and TPMs, the Company also competes with a number of independent organizations similar to the Company.

In the contract manufacturing area, the Company competes against numerous entities that focus specifically on turnkey contract manufacturing. Many of the OEMs, TPMs and contract manufacturers with which the Company competes have significantly greater manufacturing, financial, technical and marketing resources than the Company. Similarly, some of the independent depot repair businesses may generate significantly more revenues than the Company and may have greater manufacturing, financial, technical and marketing resources than the Company.

EMPLOYEES

As of March 24, 2000, the Company had a total of 83 employees, 78 of whom were full-time. None of its employees are subject to collective bargaining agreements, and the Company considers its relationship with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTY

The Company leases approximately 56,000 square feet of office, warehouse, laboratory and production space in a building located at 6600 Port Road, Groveport, Ohio. The Company entered into a ten-year lease commencing May 1, 1999. In January 2000 the Company amended its lease to expand the amount of square feet under lease to approximately 113,000, effective February 1, 2000. The Company has the option to extend the term of the lease for an additional five years. The building is in good condition. The Company believes that this space is adequate for the foreseeable future. See Item 2, Management Discussion and Analysis.

In May 1999, the Company sold a 19,200 square foot building in which it formerly conducted its operations. The sale resulted in a gain of $85,922 to the Company.


ITEM 3.        LEGAL PROCEEDINGS.

The Company is not currently a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

         (a) MARKET INFORMATION. Since April 1996, the Shares have been traded on the over-the-counter market and since April 1996, the Shares have been included on the NASDAQ OTC Bulletin Board under the trading symbol PNDS. Prior to April 1996, there was no established trading market in the Shares. Set forth below is the range of high and low bid prices for the Shares for each quarterly period during the last two fiscal years, as reported by National Quotation Bureau and as adjusted to give effect to a 2-for-1 stock split, which will be effective March 31, 2000, as if it occurred prior to the periods reported. These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                                           BID PRICES
                                                                                           ----------
                                                                                        HIGH          LOW
                                                                                        ----          ---
     Fiscal Year 1999
     First quarter (ended March 31)...........................................         $2.75          $1.125
     Second quarter (ended June 30)...........................................          2.688          1.375
     Third quarter (ended September 30).......................................          2.625          1.50
     Fourth quarter (ended December 31).......................................          2.188          1.813

     Fiscal Year 1998
     First quarter (ended March 31)...........................................         $2.625         $1.875
     Second quarter (ended June 30)...........................................          2.625          1.688
     Third quarter (ended September 30).......................................          1.875          0.438
     Fourth quarter (ended December 31).......................................          1.375          0.438


         (b) HOLDERS. On March 24, 2000, there were 72 holders of record of the Shares. Most of the Shares not held by officers and directors of the Company are held in street name.

         (c) DIVIDENDS. During the past three years, the company has not paid any cash dividends. Payments of dividends are within the discretion of the Company's board of directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future. In addition, under the terms of a loan agreement with a bank, the Company is prohibited from declaring or paying dividends to common shareholders and from redeeming stock from shareholders.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. The following is information about all securities that the Company sold during 1999 without registration under the Securities Act of 1933, as amended. The number of shares and the per share prices set forth below have been adjusted to give effect to a 2-for-1 stock split which will be effective March 31, 2000, as though it occurred prior to the issuance of such securities:

                  (i) On March 1, 1999, the Company granted options pursuant to the Pinnacle Data Systems, Inc. 1995 Stock Option Plan for 8000 common shares, without par value, to John Kniley, its vice president of marketing, at an exercise price of $2.03 per share. The Company received no consideration for the grant of the options. The options were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, set forth in Rule 701.

                  (ii) On June 23, 1999, the Company granted options pursuant to the Pinnacle Data Systems, Inc. 1995 Stock Option Plan for 134,900 common shares, without par value, to employees of the Company. Options for 8,000 of the shares were issued to John D. Bair and 4,000 of the shares to Joy Bair at an exercise price of $2.27 per share. The exercise price for the remainder of 122,900 shares was $2.063 per share. The Company received no consideration for the grant of the options. The options were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, set forth in Rule 701.

                  (iii) On June 23, 1999, under separate Stock Option Agreements, the Company granted options for 8,000 common shares to both Thomas M. O'Leary and to Robert V.R. Ostrander, directors of the Company, at an exercise price of $2.065 per share. Additionally, on June 23, 1999, the Company repriced options for 10,000 shares originally granted to Mr. O'Leary in 1996, and in connection therewith issued a new option agreement reflecting an exercise price of $2.065 per share until October 1, 2006. The Company received no consideration for the grant of the options or in connection with the repricing. The options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

                  (iv) On August 12, 1999, the Company granted options pursuant to the Pinnacle Data Systems, Inc. 1995 Stock Option Plan for 6,000 common shares, without par value, to employees of the Company. The exercise price was $2.313 per share. The Company received no consideration for the grant of the options. The options were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, set forth in Rule 701.

                  (v) During 1999, the Company has issued 29,000 common shares, without par value, to employees of the Company pursuant to their exercise of stock options previously granted to them. The aggregate amount received by the Company upon such exercise was $43,500. The shares were registered under Ohio law, and were the subject of a Form D filing under Rule 504 with the Securities and Exchange Commission.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from any of the three customers that made up approximately 51% of the Company's revenue during 1999, increased competition, any adverse change in Sun Microsystems' business or the Company's relationship with Sun, around whose operating systems the Company's business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with the Company's new business practices, processes and information systems, and other factors.

On March 7, 2000, the Board of Directors of the Company declared a 2-for-1 stock split in the form of a 100 percent stock dividend, payable on March 31, 2000 to shareholders of record on March 14, 2000.

The effect of the stock split has been recognized in all share and per share data in the following discussion of Results of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SALES

Sales were $12,202,701 in 1999, an increase of 35% over sales of $9,032,332 in 1998.

Product sales were $9,036,646 for of 1999, an increase of 47% over 1998. The 47% increase in product sales was fully attributable to new customers obtained in 1999.

Service sales for 1999 were $3,044,099, which was 12% higher than in 1998. The increase in service sales resulted primarily from higher volumes of repairs from the Company's largest OEM customer. The Company provides repairs and logistics management services for a specific list of electronic computer circuit boards and other computer components for one large and several smaller OEM customers. The volumes of those listed components grew in 1999, more components were added to the list, and the Company provided services for additional customers. The Company expects sales volumes to continue to grow from each of those three sources.

The relative levels of growth of product and service sales continued a multi-year trend of an evolution in the mix of the two types of sales. Product sales, as a percentage of total sales have grown from 56% in 1996, to 65% in 1997, to 68% in 1998, to 74% in 1999. Service sales, as a percentage of total sales, have gone from 41 %, to 32%, to 30%, to 25% over the same period.

GROSS PROFIT

Total gross margin was 26% in 1999, up from 20% in 1998.

The gross margin on product sales was 20% in 1999, compared to 18% in 1998. The improvement is primarily attributable to declines in component costs.

The gross margin on service sales increased to 44% in 1999, from 29% in 1998. The predominant factor in the difference in margins on service sales resulted from an inventory writedown of $300,000 the Company took in the 3rd quarter of 1998. Without the writedown, the gross margin on service sales in 1998 would have been 40%. A major factor in the gross margin improving to 44% in 1999 was a significant reduction in labor and overhead costs, resulting from the Company's decision to close its depot repair facility in California. That facility was opened at the request of the Company's largest service customer in the first quarter of 1998. When that customer elected in late 1998 to implement its new vendor model that did not require a West Coast depot, the Company closed the California facility, thereby reducing labor and overhead costs.

OPERATING EXPENSES

Operating expenses totaled $2,555,657 for 1999, compared with $1,751,213 for 1998. The 46% increase from 1998 to 1999 exceeded the rate of growth of sales, but was less than the rate of growth of gross profit. The increase came primarily from higher wages from an expanded professional technical staff, higher depreciation resulting from fixed asset purchases, facility costs resulting from the Company's relocation to a larger facility, and higher professional fees, which included one-time recruiting fees relating to professional technical staff hiring. As a percentage of sales, operating expenses increased from 19% in 1998 to 21% in 1999.

Income from operations improved to $565,392 (5% of sales) in 1999, from $88,885 (1% of sales) in 1998.

OTHER INCOME AND EXPENSE

In May 1999, the Company sold its building in which it conducted operations, and relocated to a larger facility, which it leases. The sale of the building resulted in a gain before taxes of $85,922.

In anticipation of higher sales volumes, the Company entered into a new financing package with Star (now Firstar) Bank in the first fiscal quarter of 1998. The package included an installment loan of $300,000 and a revolving line of credit. The two new loans were used to liquidate loans the Company had with its previous bank, which included a mortgage loan on the Company's building. After making the initial draw against the line of credit to liquidate the mortgage loan, the Company made modest drawings against its line of credit for the remainder of the first year of 1998. In July 1998, the Company obtained another mortgage loan on its building. The Company used the proceeds of the mortgage loan to pay down the line of credit balance, but then continued to make draws against the line to support working capital through the last year of 1998 and the first year of 1999. At December 31, 1999 the balance of the line of credit was $1,300,000. Primarily as a result of the Company's increased use of its line of credit, interest expense in 1999 grew 11% from 1998.

INCOME TAXES AND NET INCOME

The improved income from operations, combined with the one-time gain on the sale of the Company's building, resulted in income before income taxes of $558,841 for 1999, compared to 5,333 for 1998. Income tax expense increased from $4,745 in 1998 to $207,675, or 37% of income before income taxes in 1999. Net income was $351,166 in 1999, compared to $588 for 1998.

The Company's fully diluted earnings per share improved from less than one cent per share in 1998, to $0.14 for 1999, after consideration of the 2-for-1 stock split.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

SALES

Sales of the Company in 1998 increased 38% over 1997, from $6,551,490 in 1997 to $9,032,332 in 1998. During 1998, the Company achieved a 43% increase in product sales and a 28% increase in service sales.

The 43% increase in product sales resulted from two primary factors: (1) obtaining new significant orders from existing customers during the year, and
(2) producing products during the year which were in the design stage at year end 1997.

The 28% increase in service sales resulted from management's decision to focus on increasing sales to OEM's. Sales to this target market increased 234% during the year. By contrast, repair sales to TPM's and to self-maintainers declined by 45% from the previous year, as management de-emphasized sales to this market segment.

GROSS PROFIT

Management's decision to direct its marketing efforts toward the OEM marketplace and away from the TPM marketplace was intended to improve the Company's long-term prospects for growth and profitability. Management believes the OEM segment holds greater opportunities for growth than the TPM segment, and also believes that OEM sales will be more profitable with greater labor efficiencies and greater returns on investments in inventory and capital equipment.

The transition from a TPM focus to an OEM focus in 1998 had a short-term negative impact on the Company's financial results. For several years the Company maintained an inventory of spare parts exclusively for the purpose of supporting TPM sales. Due to the Company's sharp decline in revenue from the TPM market segment from 1997 levels, the Company elected to record a writedown of the value of that segment of its inventory of $300,000 during the third fiscal quarter of 1998. The writedown was recorded as a charge to cost of goods sold. The writedown resulted in a net loss of $126,240 in the third quarter. For the total of the other three fiscal quarters of 1998 the Company posted operating income of $126,828.

While some of the inventory items that were written down were sold in the ordinary course of business during the fourth quarter of 1998, others were scrapped or sold at reduced prices as part of a specific effort to liquidate this inventory.

Largely as a result of this inventory writedown, cost of goods sold increased substantially during 1998, and gross margin was thereby reduced, dropping to 20% from 27% in 1997. The gross margin on product sales decreased from 21% to 18%. In addition to providing custom-designed circuit boards, in 1998 the Company began providing entire custom-designed computer systems, which had lower margins than the circuit board products. The gross margin on service sales declined from 39% to 29%, due in part to the inventory writedown, and due in part to having two depot repair facilities open throughout most of 1998. The second repair facility, located in Northern California, was closed by the Company in late 1998.

Therefore, despite a 38% increase in sales during 1998, the Company's gross profit increased by only 5.4%. Another factor contributing to the Company's reduced gross profit margin in 1998 was the fact that product sales grew in 1998 at a higher rate than repair sales. Product sales typically have lower gross profit margins than repair sales.

OPERATING EXPENSES

During 1998, while the gross profit of the Company remained relatively constant in total dollars, operating expenses of the Company increased by 31% over 1997 levels, primarily as a result of increased wage and benefit expenses associated with an expanded work force. However, because operating expenses increased by less than the rate of increase of sales during 1998, operating expenses as a percentage of each sales dollar declined from 20% in 1997 to 19% in 1998.

Because operating expenses increased by more than the relatively modest increase in gross profit, the Company's income from operations dropped by $322,735, or 78%, from $411,620, or 6% of sales, in 1997, to $88,885 in 1998, which was 1% of sales.

OTHER INCOME AND EXPENSE

The Company made minimal drawings against its line of credit in 1997, and at year-end 1997 the balance on the Company's line of credit was zero. During 1998, the line of credit was used often and extensively by the Company to support the higher receivables resulting from higher sales volumes and to fund fixed asset acquisitions. At year-end 1998, the outstanding balance stood at $150,000. Primarily as a result of the Company's increased use of its line of credit, net interest expense in 1998 grew by 21% over 1997 levels, from $68,853 in 1997 to $83,552 in 1998.

The increased interest expense, combined with the Company's reduced income from operations, resulted in lower income before income taxes during 1998 of $5,333, compared to $264,819 in 1997.

INCOME TAXES AND NET INCOME

Because its income before income taxes was lower, the Company's income tax expense was only $4,745 in 1998, compared to $107,580 in 1997.

The Company's net income was $588 in 1998, or 5/100ths of one cent per share, both basic and diluted, while the 1997 net income was $157,239, or 13 cents per share, both basic and diluted.


LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company consumed $806,970 of cash in its operating activities. In 1998, the Company used only $63,622 of cash in its operating activities. The foremost use of cash in 1999 was inventory, which increased by $1,392,474 from the beginning of 1999. Much of the increase in inventory was attributable to current and anticipated future sales growth. Another minor factor in the increase in inventory was an increased number of requests from product customers for delivery of prototype/evaluation systems. Another factor was the request of some product customers that the Company hold in stock a quantity of their specific-designed systems on hand for immediate delivery. In these cases, the customer is committed to purchase these products within a specified period of time under a volume purchase agreement. The Company also made some one-time component purchases, in some cases to take advantage of price discounts, and in other cases to secure the availability of components that were no longer going to be manufactured. The Company expects to maintain a substantial investment in inventory for the foreseeable future in order to support its expected growth in product sales.

Other asset categories that increased, thereby using cash, were accounts receivable and prepaid expenses, which increased by $1,001,407 and $38,134, respectively. These uses of cash were partially offset by increases in accounts payable of $724,274, in accrued liabilities and taxes of $331,791, and in unearned revenues of $16,123.

The Company's accounts receivable increased by over $425,000 in both 1997 and 1998. The rate of increase in accounts receivable from December 31, 1996 to December 31, 1997 was 69%, which was greater than the 40% increase in annual sales, but far less than the 156% increase in sales from the month of December 1996 to the month of December 1997. Likewise, accounts receivable increased 46% from December 31, 1997 to December 31, 1998, which was more than the 38% increase in annual sales, but was less than the 57% increase in sales from the month of December 1997 to the month of December 1998.

For 1997 and 1998 the Company consumed $34,461 and $63,622, respectively, of cash in its operating activities. Inventory increased by more than $650,000 in 1997, primarily due to the increase in product sales. In 1998, as a result of the inventory writedown and of efforts by the Company to liquidate older inventory components, the Company's investment in inventory declined by approximately $150,000, but would have increased by over $100,000 without the writedown.

The Company's investing activities in 1999 consumed $296,678 in cash. Purchases of furniture and computer equipment consumed $444,293 of cash, but were offset by the Company's sale of its land and building, which generated $147,615. In 1998 the Company's investing activities consumed cash of $168,664.

The Company's investing activities throughout 1997 and 1998 consisted entirely of purchases of furniture and computer equipment. Total expenditures of capital assets, all of which were made with cash, were $153,779 in 1997 and $168,664 in 1998.

Through the last half of 1997, in anticipation of higher sales volumes, the Company sought a new financing package, and in early 1998 completed an agreement with Star (now Firstar) Bank. The initial package with Star included a revolving line of credit and a $300,000 term loan requiring 60 monthly payments of $5,000 plus variable interest. Both instruments had an interest rate of prime. The combined package had a limit of the lower of $1,500,000, or a percentage of the Company's eligible accounts receivables. The loan agreements require the Company to meet certain financial targets and to comply with certain other covenants, including restrictions on paying dividends, incurring additional indebtedness and liens, guarantees of other obligations, and reorganizations. The Company's obligations under these loan agreements are secured by substantially all of the Company's assets.

The initial draw on the line of credit was approximately $241,000. Combined with the $300,000 term loan, the proceeds were used to retire a term loan and a mortgage loan at Huntington Bank. The payoff of those loans were approximately $180,000 and $361,000, respectively.

In July 1998, the Company obtained a mortgage loan from Firstar Bank on the Company's building in the amount of $412,500. The mortgage loan had a 5-year maturity and was amortized on a 15-year basis. The building was sold in May 1999, and the mortgage loan was retired by the proceeds of the sale.

During 1998, the line of credit was used often and extensively by the Company to support the higher receivables resulting from higher sales volumes and to fund fixed asset acquisitions. At year-end 1998, the outstanding balance stood at $150,000. For the year 1998, net of regularly scheduled principal payments, the Company's bank debt increased by approximately $238,000 to fund operating activities and capital equipment purchases.

For 1999 principal payments on the Company's long-term debt and capital lease totaled $89,657. Those payments were partially offset by proceeds of $43,500 from the exercise of employee incentive stock options. However, The Company's principle means of funding its operations in 1999 were draws on its bank line of credit, which totaled $1,150,000. At December 31, 1999, the balance was $1,300,000.

These draws consumed most of the Company's borrowing capacity under the formulas of its initial financing package with Firstar. Consequently, in September 1999, the Company renegotiated its financing agreement with Firstar to increase the maximum amount available on a revolving basis through September 2000 to $2,000,000, and to include the Company's inventory as part of the borrowing base calculation, in addition to its accounts receivable, thereby significantly increasing the Company's borrowing capacity. The line of credit and the $300,000 term loan are secured by a security interest in substantially all of the Company's assets and by the collateral assignment of $1,000,000 of coverage of a $2,000,000 life insurance policy on the life of John Bair. As of December 31, 1999, the Company had approximately $575,000 of unused availability on the line of credit.

As the Company continues to grow, it will need to obtain additional working capital, to support higher levels of accounts receivable and inventory and will need to fund additional investments in capital equipment. The amount for additional capital needed by the Company will depend, in part, on the relative growth of the service and product segments. The Company intends to expand its service sales at a pace greater than or equal to product sales. Service sales are significantly less capital intensive than product sales, which require a much greater investment in inventory.

In February 2000 the Company entered into a new loan agreement with Key Bank, to refinance its loan with Firstar. The agreement provides for a line of credit up to $2.5 million, a $400,000 three-year term loan, both at a variable interest rate of prime minus 0.25%, and a $250,000 lease line of credit. Differences between the new loan agreement and the previous agreement will result in significantly expanded borrowing capacity for the Company. The new term loan will not reduce the borrowing availability of the line of credit, as was the case in the old agreement, and amounts owed to Sun Microsystems will not be deducted from any amounts owed from Sun, in the calculation of the borrowing availability.

The Company believes that if it continues with steady growth, then the new loan agreement will be sufficient to meet its immediate financing needs. However, the Company's management believes that it would need to raise additional debt and/or equity capital in order to fund larger product sales opportunities that may arise. The Company is currently investigating several alternatives. One alternative is specific bank financing for customer sales projects, and for fixed asset acquisitions. The Company is pursuing expanded credit terms from its suppliers for specific projects. For the longer term the Company will consider additional debt or equity financing.

YEAR 2000 IMPACT ON COMPUTER RESOURCES

The Company did not experience any substantial difficulty relating to the arrival of the year 2000.

ITEM 7.           FINANCIAL STATEMENTS.




                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                FINANCIAL REPORT

                           DECEMBER 31, 1999 AND 1998

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS
  Balance Sheets                                                       2-3
  Statements of Income                                                   4
  Statements of Changes in Stockholders' Equity                          5
  Statement of Cash Flows                                              6-7
  Notes to Financial Statements                                       8-21

To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

         We have audited the accompanying balance sheets of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             /s/ Hausser + Taylor LLP



Columbus, Ohio
March 10, 2000


                  PINNACLE DATA SYSTEMS, INC.
                          (DBA PDSi)

                        BALANCE SHEETS

                  December 31, 1999 and 1998

                                                                      1999               1998
                                                                      ----               ----
                            ASSETS
CURRENT ASSETS
  Cash                                                          $        35,296    $        35,101
  Accounts receivable, net of allowance for doubtful
   accounts of $10,000 and $9,000, respectively                       2,470,081          1,469,674
  Inventory (Note 1)                                                  2,677,281          1,427,792
  Other prepaid expenses                                                135,039            115,017
  Deferred income taxes (Note 8)                                        132,000             97,675
                                                                ---------------    ---------------
                                                                      5,449,697          3,145,259
                                                                ---------------    ---------------

PROPERTY AND EQUIPMENT (Notes 1 and  6)
  Land                                                                        -             13,230
  Building and improvements                                                   -            522,179
  Leasehold improvements                                                 59,481                  -
  Furniture and fixtures                                                221,303            117,396
  Computer equipment                                                  1,069,388            675,414
  Shop equipment                                                        283,125            265,366
  Vehicle                                                                21,846             21,846
                                                                ---------------    ---------------
                                                                      1,655,143          1,615,431
  Less accumulated depreciation                                         798,925            556,013
                                                                ---------------    ---------------
                                                                        856,218          1,059,418
                                                                ---------------    ---------------
OTHER ASSETS
  Deposits                                                               18,112                  -
  Product design costs, less accumulated amortization
   of $13,525 and $12,825, respectively (Note 2)                              -                700
                                                                ---------------    ---------------
                                                                         18,112                700
                                                                ---------------    ---------------
                                                                $     6,324,027    $     4,205,377
                                                                ===============    ===============

  The accompanying notes are an integral part of these financial statements.

                  PINNACLE DATA SYSTEMS, INC.
                          (DBA PDSi)

                        BALANCE SHEETS

                  December 31, 1999 and 1998
                  --------------------------

                                                                      1999               1998
                                                                      ----               ----
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
  Line of credit (Note 3)                                       $     1,300,000     $      150,000
  Current portion of long-term debt (Note 4)                             64,521             79,148
  Current portion of capital lease obligation                                 -             20,635
  Accounts payable                                                    1,779,216          1,054,942
  Accrued expenses:
    Wages and payroll taxes                                             204,420            105,738
    Vacation                                                             61,733             33,197
    Profit sharing plan (Note 7)                                         48,625             21,865
    Property taxes                                                            -              4,539
    Income taxes                                                        190,221             25,401
    Other                                                                55,292             37,760
  Unearned service revenue                                               61,253             45,130
                                                                ---------------    ---------------
                                                                      3,765,281          1,578,355
                                                                ---------------    ---------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion (Note 4)                         130,558            586,500
  Deferred income taxes (Note 8)                                         14,000             21,000
                                                                ---------------    ---------------
                                                                        144,558            607,500
                                                                ---------------    ---------------
                                                                      3,909,839          2,185,855
                                                                ---------------    ---------------

STOCKHOLDERS' EQUITY (Note 5)
  Common stock; no par value; 10,000,000 shares authorized;
   2,437,402 and 2,408,402 shares issued
   and outstanding, respectively                                      1,615,638          1,572,138
  Additional paid-in capital                                            214,506            214,506
  Retained earnings                                                     584,044            232,878
                                                                ---------------    ---------------
                                                                      2,414,188          2,019,522
                                                                ---------------    ---------------
                                                                $     6,324,027    $     4,205,377
                                                                ===============    ===============

  The accompanying notes are an integral part of these financial statements.


                    PINNACLE DATA SYSTEMS, INC.
                            (DBA PDSi)

                       STATEMENTS OF INCOME

              Years Ended December 31, 1999 and 1998
              --------------------------------------
                                                                          1999               1998
                                                                          ----               ----

SALES
  Service sales                                                     $     3,044,099    $     2,721,388
  Product sales                                                           9,036,646          6,141,722
  Other sales                                                               121,956            169,222
                                                                    ---------------    ---------------
                                                                         12,202,701          9,032,332
                                                                    ---------------    ---------------
COST OF SALES
  Service sales                                                           1,702,240          1,936,882
  Product sales                                                           7,225,533          5,017,652
  Other sales                                                               153,879            237,700
                                                                    ---------------    ---------------
                                                                          9,081,652          7,192,234
                                                                    ---------------    ---------------

GROSS PROFIT                                                              3,121,049          1,840,098
                                                                    ---------------    ---------------

OPERATING EXPENSES
  Selling, general and administrative                                     2,555,657          1,751,213
                                                                    ---------------    ---------------
INCOME FROM OPERATIONS                                                      565,392             88,885

OTHER INCOME (EXPENSE)
  Gain on sale of building                                                   85,922                  -
  Interest expense                                                          (92,473)           (83,552)
                                                                    ---------------    ---------------
                                                                             (6,551)           (83,552)
                                                                    ---------------    ---------------

INCOME  BEFORE INCOME TAXES                                                 558,841              5,333

INCOME TAXES (Note 8)                                                       207,675              4,745
                                                                    ===============    ===============
NET INCOME                                                          $       351,166    $           588
                                                                    ===============    ===============
BASIC EARNINGS PER COMMON SHARE (Note 9)                            $          0.15    $             -
                                                                    ===============    ===============
DILUTED EARNINGS PER COMMON SHARE (Note 9)                          $          0.14    $             -
                                                                    ===============    ===============

The accompanying notes are an integral part of these financial statements.



                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1999 and 1998
                     --------------------------------------

                                                    Common Stock
                                            ----------------------------                                            Total
                                            Outstanding                         Paid-In            Retained      Stockholders'
                                              Shares            Amount           Capital            Earnings         Equity
                                             ---------         ---------           -------           -------         ---------

BALANCE - December 31, 1997                  2,389,402        $1,559,200        $  214,506        $  232,290        $2,005,996
  Issuance of common stock (Note 10)            19,000            12,938                --                --            12,938
  Net income                                        --                --                --               588               588
                                             ---------         ---------           -------           -------         ---------

BALANCE - December 31, 1998                  2,408,402         1,572,138           214,506           232,878         2,019,522
  Options Exercised                             29,000            43,500                --                --            43,500
  Net income                                        --                --                --           351,166           351,166
                                             ---------         ---------           -------           -------         ---------

BALANCE - December 31, 1999                  2,437,402        $1,615,638        $  214,506        $  584,044        $2,414,188
                                             =========        ==========        ==========        ==========        ==========



  The accompanying notes are an integral part of these financial statements.


                  PINNACLE DATA SYSTEMS, INC.
                          (DBA PDSi)

                   STATEMENTS OF CASH FLOWS

            Years Ended December 31, 1999 and 1998
            --------------------------------------

                                                                      1999               1998
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $     351,166      $         588
                                                                  =============      =============
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization                                       329,844            268,129
    Provision for doubtful accounts                                       1,000             (1,000)
    Inventory reserves                                                   (1,906)            90,921
    Provision for deferred taxes                                        (41,325)           (41,255)
    Gain on sale of property and equipment                              (85,922)                 -
    (Increase) decrease in assets:
      Accounts receivable                                            (1,001,407)          (459,867)
      Inventory                                                      (1,392,474)           150,513
      Prepaid expenses and other assets                                 (38,134)           (41,262)
    Increase (decrease) in liabilities:
      Accounts payable                                                  724,274             73,056
      Accrued expenses and taxes                                        331,791           (117,844)
      Unearned revenues                                                  16,123             14,399
                                                                  -------------      -------------
        Total adjustments                                            (1,158,136)           (64,210)
                                                                  -------------      -------------
          Net cash used in operating activities                        (806,970)           (63,622)
                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                  (444,293)          (168,664)
  Proceeds from sale of property and equipment                          147,615                  -
                                                                  -------------      -------------
          Net cash used in investing activities                        (296,678)          (168,664)
                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                    1,150,000            321,915
  Principal payments on long-term debt                                  (69,022)           (66,457)
  Principal payments on capital lease obligation                        (20,635)           (17,158)
  Net proceeds from sale of stock                                        43,500             12,938
                                                                  -------------      -------------
          Net cash provided by financing activities                   1,103,843            251,238
                                                                  -------------      -------------

INCREASE IN CASH                                                            195             18,952
CASH - Beginning of year                                                 35,101             16,149
                                                                  -------------      -------------
CASH - End of year                                                $      35,296      $      35,101
                                                                  =============      =============

  The accompanying notes are an integral part of these financial statements.


                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                     Years Ended December 31, 1999 and 1998
                     --------------------------------------

                                                                      1999               1998
                                                                      ----               ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                               $        92,770    $        85,358
                                                                ===============    ===============

    Income taxes paid, net of refunds                           $        84,180    $       118,261
                                                                ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH

INVESTING AND FINANCING TRANSACTIONS

     In May 1999, the Company sold its land, building and improvements. Of the proceeds, $401,547 was used to pay off the remaining mortgage balance.

     During 1999, the Company capitalized $144,891 of inventory as computer equipment.

     During 1998, 19,000 shares of common stock were issued for advisory services of $12,938.

     During 1998, the Company capitalized $75,413 of inventory as computer equipment. Also, computer equipment with a net book value of $14,454 was transferred to saleable inventory.

     During 1998, the Company refinanced mortgage and long-term debt totaling $540,585 with a $300,000 term note and line of credit draws of $240,585. Later in 1998, $412,500 of outstanding line of credit was refinanced via term debt.

  The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A. Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) is an independent provider of component-level depot repair services for electronic equipment such as computers, peripherals and printed circuit board assemblies. The Company's repair services are focused on UNIX/RISC workstations for original equipment manufacturers (OEM's). The Company also designs and manufactures custom printed circuit boards and provides custom integration of standard computing equipment for OEM's.

          B. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


          C. Concentration of Credit Risk - Financial instruments, which potentially subjects the Company to a concentration of credit risk principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

               For 1999, the Company had three customers that generated revenues of approximately $3,486,000, $1,285,000, and $2,006,000 or 29%,
               11%, and 16%, respectively, of total revenue. In the Statement of Income, approximately $2,348,000 is included in service sales and $4,429,000 is included in product sales. In addition, these customers represented 19%, 18%, and 20% of accounts receivable at December 31, 1999.

               For 1998, the Company had three customers that generated revenues of approximately $1,933,000, $1,978,000, and $1,063,000 or 21%,
               22%, and 12%, respectively, of total revenue. In the Statement of Income, approximately $1,839,000 is included in service sales and $3,135,000 is included in product sales. In addition, these customers represented 5%, 37%, and 20% of accounts receivable at December 31, 1998.

          D. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Revenue from service sales is generally recognized as the service is provided which consists of: (i) repairing products produced by third parties, (ii) earning a fee by exchanging with a customer a replacement component or part for a defective component or part; and (iii) servicing contracts to certain customers generally for six to twelve months; for which, revenue is deferred and recognized in income on a straight-line basis over the contract period.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


          E. Inventories - Inventories are valued at average cost, not in excess of market.

               Inventory at December 31, 1999 and 1998 was comprised of the following:

                                                        1999           1998
                                                        ----           ----
               Component parts(raw materials)       $ 1,880,742    $   594,062
               Work-in-progress                         368,122        220,297
               Finished goods                           428,417        613,433
                                                    -----------    -----------
                                                    $ 2,677,281    $ 1,427,792


               The carrying values of component parts and finished goods represent management's estimate of their net realizable value. Such value is based on forecasts of repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management's expertise in computer hardware life cycles. The computer hardware industry is characterized by rapid technological advancement and change. Should demand for repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet

          F. Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1999 or 1998.

          G. Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. The vehicle is depreciated over 3 years. Furniture, fixtures, and equipment are depreciated over useful lives of 5 and 7 years. The building is depreciated over a useful life of 40 years, while building improvements are depreciated over 10 years. Leasehold improvements are being amortized over 10 years. Depreciation expense amounted to $329,144 and $267,429 for the years ended December 31, 1999 and 1998, respectively.

          H. Advertising - All of the Company's advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. Total advertising costs incurred during the years ended December 31, 1999 and 1998 were $1,345 and $7,930, respectively.

          I. Life Insurance - The Company has purchased, and is the beneficiary, of three term life insurance policies on key employees of the Company. The total amount of coverage at December 31, 1999 and 1998 was $3,250,000. Subsequent to December 31, 1998, in conjunction with refinancing of long-term debt, $1,000,000 of the coverage was assigned to a new lender as discussed in Notes 3 and 4.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


          J. Stock-Based Compensation - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in the year ended December 31, 1996. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method.

               As a result, adoption of this standard will not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. However, due to the Company's stock price at December 31, 1998 being below the strike price of all outstanding options, management deems it unlikely that the options will be exercised. At December 31, 1999, as a result of improved performance of the Company's stock price, management now deems it likely all outstanding options will be exercised. Accordingly, the Company has made the disclosures required by SFAS 123 as of December 31, 1999 and for the year then ended. (see Note 5).

          K. Reclassifications - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

 NOTE 2.       INTANGIBLE ASSETS

               Intangible assets are summarized as follows:


                                             1999           1998
                                             ----           ----
Product design costs                       $13,525        $13,525
Less accumulated amortization               13,525         12,825
                                           -------        -------
                                           $    --        $   700
                                           =======        =======

               Product design costs, incurred in the design of custom circuit boards to be sold in current and future years, are being amortized using the straight-line method over five years. Amortization expense charged to operations during the years ended December 31, 1999 and 1998 amounted to $700 and $700, respectively.

                                            PINNACLE DATA SYSTEMS, INC.
                                                    (DBA PDSi)

                                           NOTES TO FINANCIAL STATEMENTS



NOTE 3.           SHORT-TERM DEBT

                  In January 1998, the Company entered into an agreement to establish a $1,500,000 revolving line of credit that matured on June 30, 1999 and carries an interest rate of prime (8.50% and 7.75% at December 31, 1999 and 1998, respectively). The amount available under the line of credit is subject to a borrowing base as outlined in the agreement. The line is collateralized by substantially all assets of the Company and is subject to various covenants described further in Note 4. In September 1999, the line of credit was extended through September 2000, with an increase in the maximum borrowing amount to $2,000,000.

                  In February 2000, the Company entered into an agreement with a new financial institution to establish a $2,500,000 line of credit, with monthly interest payments at prime minus .25%. The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company.

NOTE 4.           LONG-TERM DEBT

                  Following is a summary of long-term debt at December 31:

                  3.9% vehicle loan, payable in monthly
                  installments of $401, including interest
                  through January 2002                                $ 10,079     $ 14,150


                  Prime rate (8.5% and 7.75% at December
                  31, 1999 and 1998, respectively) note payable
                  in monthly installments of $5,000 plus interest
                  through January 2003; collateralized by
                  substantially all assets of the Company              185,000      245,000

                  8.35% mortgage note payable in monthly
                  installments of $4,054 including interest
                  through July 2003; collateralized by the
                  Company's land, building and other personal
                  property.  The real estate was sold and the
                  mortgage was paid off in May, 1999                        --      406,498
                                                                      --------     --------

                  Total long-term debt                                 195,079      665,648
                  Less current portion                                  64,521       79,148
                                                                      --------     --------

                                                                      $130,558     $586,500
                                                                      ========     ========



                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.           LONG-TERM DEBT (CONTINUED)

                  The line of credit (Note 3) and long-term notes above are subject to a loan and security agreement which contains numerous covenants which require the Company to maintain specific financial performance ratios, restrict payment of dividends, and report various financial information to the lender on a monthly basis. At December 31, 1999 and 1998, the Company was in compliance with these covenants.

                  Aggregate maturities on long-term debt for the five years ending after December 31, 1999 is as follows:


                             2000                 $          64,521
                             2001                            64,701
                             2002                            60,857
                             2003                             5,000
                             2004                                 -
                                                  -----------------
                                                  $         195,079
                                                  =================



                  In February 2000, the Company refinanced existing long-term debt at a new financial institution. The company borrowed $400,000 payable over three years, in equal monthly payments of $12,627, including interest at prime minus .25%, and is collateralized by a "Blanket Lien" on all assets of the Company.

NOTE 5.           STOCKHOLDERS' EQUITY

                  All share and per share amounts have been adjusted to reflect the 2-for-1 stock split (see Note 13)

       A. Common Stock - In April 1996, the Company completed an offering of 500,000 shares of its no par value common stock at $2.50 per share. Also, as part of the same offering, 200,000 shares of common stock were issued in exchange for the exercise of previously issued warrants to purchase shares at $1.25 per share.

       B. Additional Paid-In Capital - On May 2, 1996, the Board of Directors passed a resolution authorizing the transfer of undistributed earnings accumulated while an S corporation of $214,506 to additional paid-in capital. This transaction was recorded in the Company's financial statements as of December 31, 1995.

       C. Treasury Stock - In August 1996, an agreement was executed whereby 8,800 shares of common stock were returned to the Company at the then fair market value of $3.13 per share in exchange for permitting a stockholder to exercise 20,000 options at $1.38 per share in advance of the stated exercise date of December 20, 1997. During 1997, the Company retired all 8,800 shares of treasury stock.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 5.           STOCKHOLDERS' EQUITY (CONTINUED)

       D. Stock Options - The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan (the Plan) on December 19, 1995. Any employee who has been granted a discretionary option may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company's stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could have been granted under the plan, was 600,000 shares. All incentive options available under the plan shall be granted by December 19, 2005. On February 16, 2000 the Board of Directors amended the plan, subject to shareholder approval, to increase the number of shares reserved for issuance to 1,200,000 common shares.


Stock Option Plan                               1999                           1998
-----------------                               ----                           ----

                                                    Weighted                       Weighted
Employee Stock Option                                Average                       Average
Agreements                              Number    Exercise Price       Number   Exercise Price
----------                              ------    --------------       ------   --------------

  Outstanding, beginning of year        465,900     $     1.55        276,000     $     2.94
  Granted                               148,900     $     2.09        368,500     $     1.56
  Exercised                              29,000     $     1.50           None
  Canceled                               13,000     $     1.54        178,600     $     2.84
                                        -------     ----------        -------     ----------
  Outstanding, end of year              572,800     $     1.69        465,900     $     1.55
                                        =======     ==========        =======     ==========


Exercise price range of options
  outstanding                                 $1.25 to $2.75             $1.25 to $3.30

Director Stock Option Agreements
--------------------------------

  Outstanding, beginning of year         59,000     $     1.84         59,000     $     1.84
  Granted                                26,000     $     2.06           None
  Exercised                                None                          None
  Canceled                               10,000     $     3.50           None
                                        -------     ----------        -------     ----------
  Outstanding, end of year               75,000     $     1.70         59,000     $     1.84
                                        =======     ==========        =======     ==========

Exercise price range of options
  outstanding                               $1.50 to $3.50                $1.50 to $3.50


           On June 23, 1999, the Company cancelled the 10,000 Director Stock Options at $3.50 and reissued the 10,000 options at $2.07.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 5.           STOCKHOLDERS' EQUITY (CONTINUED)

                  As noted in Note 1.J., the Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the Statement of Operations for stock-based employee compensation awards.

                  The options outstanding at December 31, 1999 are exercisable through periods ranging from May 2006 through September 2009.

                  On July 22, 1998, the Board granted options for 74,000 shares to an employee of the Company at an option price of $1.75 per share. The options were exercisable for a period commencing on the grant date and continuing for two years. At December 31, 1998, based on the average market price, either being below or approximating the option price, management deemed it unlikely that these options would be exercised during the two-year period. On December 15, 1999, the Board of Directors extended the exercise date for an additional year. Therefore, the fair value of these options was estimated at the new date using a Black-Scholes option pricing model and included in proforma disclosures as required by SFAS 123.

                  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. At December 31, 1998, the Company's stock price was below the exercise price for the options. Therefore, management deemed it unlikely that these options would be exercised over this period and the disclosure required by SFAS 123 is not applicable. At December 31, 1999, the Company's stock price was above the exercise price of the options. Therefore, the fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for December 31, 1999.


                    Risk-free interest rate                         6%
                    Dividend yield                                  0%
                    Volatility factor                               56.39%
                    Weighted average expected life in years         7


                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the year ended December 31, 1999:

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 5.           STOCKHOLDERS' EQUITY (CONTINUED)


         Net income - as reported                                $  351,166
         Net income - pro forma                                  $  328,127
         Basic earnings per common share-as reported             $      .15
         Basic earnings per common share-pro forma               $      .14
         Diluted earnings per common share - as reported         $      .14
         Diluted earnings per common share - pro forma           $      .13
         Weighted average fair value of options granted
          during the year                                        $     2.09


       E. Stock Warrants - As part of the April 1996 offering circular, the underwriter was granted warrants to purchase 50,000 shares of common stock at $2.75 per share. The warrants became exercisable in May 1997 and expire in April 2001.

NOTE 6.           LEASES

                  Operating
                  ---------

                  The Company leases office equipment under operating leases expiring in 1999 and 2002. Additionally, commencing in 1999, the Company entered into a lease for its new operating facility that has a term through 2009.

                  Minimum future lease payments under operating leases as of December 31, 1999 are as follows:


                             2000                   $     388,793
                             2001                         465,440
                             2002                         488,890
                             2003                         516,390
                             2004                         547,898
                          Thereafter                    2,708,357
                                                    -------------
                                                    $   5,115,768
                                                    ==============


                  Total lease payments charged to operations for the years ended December 31, 1999 and 1998 amounted to $140,200 and $14,800, respectively.

                  Capital
                  -------

                  The Company also leased certain diagnostic and schematic equipment under a capital leases that expired in September, 1999. The equipment under capital lease is included in the accompanying balance sheet under the following captions:

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 6.           LEASES (CONTINUED)

                                                     1999         1998

                  Shop equipment                    $57,000     $57,000
                  Less accumulated depreciation      39,900      28,500
                                                    -------     -------
                  Net book value                    $17,100     $28,500
                                                    =======     =======


                  These assets are depreciated over five years using the straight-line method.

NOTE 7.           PROFIT SHARING AND 401(K) SAVINGS PLAN

                  The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with one year of service. Under the plan, employees may elect to defer from 1% to 12% of their salary, subject to Internal Revenue Code limits.

                  The Company, at its discretion, may match 100% of employee contributions up to 6% of wages deferred with a maximum contribution of $3,000 per employee. Matching contribution expense of $48,625 and $21,865 has been accrued for 1999 and 1998, respectively.

NOTE 8.           INCOME TAXES

                  Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax reporting purposes in different periods. Deferred taxes are classified as current or long-term, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or long-term depending on the periods in which the temporary differences are expected to reverse.

                  The components of the deferred tax asset (liability) consisted of the following at December 31:




                                      1999           1998
                                      ----           ----

                   Current:
                     Federal       $ 122,000      $  92,800
                     State             7,000             --
                     City              3,000          4,875
                                   ---------      ---------
                                   $ 132,000      $  97,675
                                   =========      =========

                   Noncurrent:
                     Federal       $ (13,000)     $ (20,000)
                     State              (700)            --
                     City               (300)        (1,000)
                                   ---------      ---------
                                   $ (14,000)     $ (21,000)
                                   =========      =========

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 8.           INCOME TAXES (CONTINUED)

                  Net deferred tax assets in the accompanying balance sheets include the following components:



                                                                     1999            1998
                                                                     ----            ----
                   Deferred tax liabilities arising from
                     depreciation and state tax benefit
                     temporary differences                         $ (14,000)     $ (21,000)

                   Deferred tax assets arising from allowance
                     for doubtful accounts, inventory reserves
                     and vacation and bonus accrual temporary
                     differences                                     132,000         97,675
                                                                   ---------      ---------
                                                                   $ 118,000      $  76,675
                                                                   =========      =========



                  The components of the tax expense (benefit) for the year ended December 31, were as follows:

                                                        1999            1998
                                                        ----            ----

                   Current:
                     Federal                          $ 225,000      $  43,000
                     State                               11,000             --
                     City                                13,000          3,000
                                                      ---------      ---------
                                                        249,000         46,000
                                                      ---------      ---------

                   Deferred:
                     Federal                            (36,200)       (38,400)
                     State                               (3,400)            --
                     City                                (1,725)        (2,855)
                                                      ---------      ---------
                                                        (41,325)       (41,255)
                                                      ---------      ---------

                   Total                              $ 207,675      $   4,745
                                                      =========      =========

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 8.           INCOME TAXES (CONTINUED)

                  A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income tax provision for the year ended December 31, is as follows:


                                                               1999         1998
                                                               ----         ----

                   Income tax provison at statutory rate     $190,000     $  1,745
                   Add:
                   Tax effect of permanent differences          4,800        4,000
                   State income taxes, net of federal
                   income tax provision                         8,100           --
                   Other, net                                   4,775       (1,000)
                                                             --------     --------
                   Total income tax provision                $207,675     $  4,745
                                                             ========     ========



NOTE 9.           EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                  Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. At December 31, 1999 and 1998, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options. All share and per share amounts have been adjusted to reflect the 2-for-1 stock split (see
                  Note 13)

                  The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 9.           EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)



                                                                   1999          1998
                                                                   ----          ----
                   Income available to common stockholders
                   used in basic EPS and diluted EPS            $  351,166     $      588
                                                                ==========     ==========

                   Weighted average number of common shares
                   used in basic EPS                             2,430,069      2,398,902

                   Effect of dilutive securities:
                   Stock options and warrants                      124,063             --
                                                                ----------     ----------

                   Weighted number of common shares and
                   dilutive potential common stock used in
                   diluted EPS                                   2,554,132      2,398,902
                                                                ==========     ==========


                  Options and warrants on 2,000 and 574,900 shares, respectively, of common stock were not included in computing diluted EPS for the years ended December 31, 1999 and 1998, respectively, because their effects were antidilutive.


NOTE 10.          COMMITMENT RELATED TO 1996 PUBLIC OFFERING

                  On October 13, 1995, the Company entered into an agreement with an advisor to assist the Company in its efforts to fund the growth of its business. A provision in the agreement required the Company to retain the advisor, to perform future services, for two additional years since the Company received at least one million dollars in equity capital in 1996. In exchange, the advisor would be paid by the issuance of 38,000 shares of common stock of the Company in two annual installments of 19,000 shares. The first installment was made in 1997 and the second installment was made in 1998. The common shares issued in 1997 and 1998 were accounted for at the fair market value of the consulting services provided which amounted to $3,750 and $12,938, which represented the accumulated unpaid amounts at the date of the issuance of the common stock. These expenses were recorded in the Statements of Income for 1997 and 1998 as the services were performed which amounted to $16,050 and $638, respectively. Previously, the issuance of these shares had been reported as a reduction of the equity capital raised in 1996. The effect of this adjustment is to reduce net income and basic earnings and diluted earnings per share as follows:

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 10.          COMMITMENT RELATED TO 1996 PUBLIC OFFERING (CONTINUED)


                                                                         Basic          Diluted
                                                                       Earnings        Earnings
                                                          Net         (Loss) Per      (Loss) Per
                                                        Income           Common         Common
                                                        (Loss)           Share           Share
                                                      ---------        ---------       ---------
                   Year Ended December 31, 1997
                     As previously reported           $ 166,869        $    0.07       $    0.07
                     Adjustment                          (9,630)              --              --
                                                      ---------        ---------       ---------
                     As restated                      $ 157,239        $    0.07       $    0.07
                                                      =========        =========       =========

                   Year Ended December 31, 1998
                     As previously reported           $     971        $      --       $      --
                     Adjustment                            (383)              --              --
                                                      ---------        ---------       ---------
                     As restated                      $     588        $      --       $      --
                                                      =========        =========       =========

                  The reduction of $9,630 for the year ended December 31, 1997 has been included in the retained earnings amount of $232,290 at December 31, 1997 that is presented in the Statement of Changes in Stockholders' Equity.

NOTE 11.          OPERATING SEGMENTS

                  The Company's reportable segments include Service Sales and Product Sales which are explained in Item 1 of this Form 10KSB, including a discussion of principle markets and distribution. The other income reflected below is composed of consulting services and freight charged to customers on shipments.

                  The Company evaluates performance based on operating earnings of the reportable segments.

                  Segment information for the years ended December 31, 1999 and 1998, was as follows:

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 11. OPERATING SEGMENTS  (CONTINUED)


                                                                           1999
                                              --------------------------------------------------------------
                                                Service         Product
                                                 Sales           Sales           Other               Total
                                                 -----           -----           -----               -----
                   Sales                      $3,044,099       $9,036,646       $ 121,956        $12,202,701
                   Gross profit                1,341,859        1,811,113         (31,923)         3,121,049
                   Operating earnings            886,539          529,836        (850,983)           565,392
                   Depreciation and
                     amortization                148,370           49,501         131,973            329,844
                   Total assets                1,721,295        4,363,504         239,228          6,324,027
                   Capital expenditures           96,346          200,547         147,400            444,293


                                                                           1998
                                              --------------------------------------------------------------
                                                Service         Product
                                                 Sales           Sales           Other               Total
                                                 -----           -----           -----               -----
                   Sales                      $2,721,388       $6,141,722       $ 169,222        $ 9,032,332
                   Gross profit                  784,506        1,124,070         (68,478)         1,840,098
                   Operating earnings            254,483          461,987        (627,585)            88,885
                   Depreciation and
                     amortization                135,780           47,110          85,239            268,129
                   Total assets                1,773,363        2,194,267         237,747          4,205,377
                   Capital expenditures          124,405           12,728          31,531            168,664


NOTE 12.          RESEARCH AND DEVELOPMENT

                  Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 1999 and 1998 were $522,143 and $191,557, respectively.

NOTE 13.          SUBSEQUENT EVENT

                  On March 7, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend, payable on March 31, 2000 to shareholders of record on March 14, 2000.

                  The effect of the stock split has been recognized retroactively in the stockholders' equity accounts on the balance sheet as of December 31, 1999 and 1998, and in all share and per share data in the accompanying financial statements and notes to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors, executive officers and key personnel of the Company are as follows:

                                                                                                DIRECTOR
                   NAME                    AGE                    POSITION                       SINCE
                   ----                    ---                    --------                      --------
     John D. Bair                          33       Chairman, President, Chief                    1989
                                                    Executive Officer and Director

     C. Robert Hahn                        47       Chief Operating Officer, Vice                 1995
                                                    President and Director

     Thomas J. Carr                        45       Treasurer,  Chief Financial  Officer          1996
                                                    and Director

     John C. Kniley                        51       Vice President of Sales and
                                                    Marketing

     Michael L. Antill                     38       Vice President of Engineering

     Joy Bair                              29       Secretary

     Thomas M. O'Leary                     55       Director                                      1996

     Robert V.R. Ostrander                 53       Director                                      1997


John D. Bair, one of the founders of the Company, currently serves as Chief Executive Officer and President of the Company. He has served as a director since inception, as the Chairman of the Board and Chief Executive Officer since May 1996, and as President since 1998. He served as Secretary from inception until October 1998. Mr. Bair holds a Bachelor of Science Degree in Computer and Information Science from the College of Engineering from the Ohio State University.

C. Robert Hahn is an executive officer and has served as Chief Operating Officer and Vice President of the Company since June 1998. He served as President of the Company from June 1996 to June 1998, and as Vice President of Sales and Marketing from October 1994 to June 1996. He has served as a director since December 1995. Mr. Hahn previously worked for six years as general manager of Cranel, Inc., a distributor of computer peripheral products. Mr. Hahn holds a Bachelor Degree in Business Administration and a Master of Business

Administration degree, both from Ohio University, and has been certified as a Certified Production and Inventory Manager by the American Production and Inventory Control Society.

Thomas J. Carr is an executive officer and has served as Treasurer and Chief Financial Officer and as a director of the Company since May 1996. He joined the Company as Controller in September 1995. Previously, Mr. Carr was President for three years of Celtic Resources, a business consulting firm. Mr. Carr taught general computer courses at Columbus State Community College for two years. He served as Controller and Director of Financial Planning for six years at CompuServe Incorporated of Columbus, Ohio. Mr. Carr holds a Bachelor Degree in Accounting and a Master of Business Administration degree, both from The Ohio State University.

John C. "Skip" Kniley is an executive officer and has served as Vice President of Sales and Marketing since March 1999. Mr. Kniley has 27 years of experience in various sales and marketing positions, the most recent five years with the Bucci-Augustyn group of companies, a medical technology firm, as Director of Sales and Marketing. Mr. Kniley holds a Bachelor of Science in Marketing from the University of Connecticut.

Michael L. Antill is an executive officer and has served as Vice President of Engineering since August 1999. Mr. Antill has 17 years experience in various engineering and engineering management positions, including the last 11 years as Manager of Electronic Systems at Chiron Diagnostics Corp., a medical technology company. Mr. Antill holds a Bachelor of Electrical Engineering Technology from The Ohio Institute of Technology and a Masters of Electrical Engineering degree from Cleveland State University.

Joy S. Bair has served as Secretary of the Company since October 1998. From October 1997 until October 1998 she served as Assistant Secretary. Ms. Bair was previously employed with the Company from June 1990 until April 1993, serving in several positions including Accounting Manager. Ms. Bair holds a Bachelor of Science Degree in Actuarial Science and a Master of Education Degree in Mathematics, both from The Ohio State University.

Thomas M. O'Leary has served as a director of the Company since September 1996. Mr. O'Leary retired from ATT/Lucent after 30 years of service in 1996. While employed by ATT/Lucent, Mr. O'Leary acquired extensive experience in the areas of management of manufacturing operations, engineering, product development, project management, product repair and support and sales. He is currently on the school board of the Worthington City School system and served as President in 1998. He is also a board member of Liberty Communications Services, Inc. in Gahanna, Ohio. Mr. O'Leary now serves as a private consultant for a number of local companies in areas related to his accumulated experience.

Robert V.R. Ostrander has served as a director of the Company since July 1997. Mr. Ostrander is currently serving as Chairman of Manex Financial Management, Inc. and President of Manex Risk Management, Inc., Manex Management Services, Inc., Manex Advisors, Inc. and Omni Financial Securities, Inc., which positions he has held for more than five years. He is a Certified Financial Planner, a licensed securities principal, and is licensed to sell several forms of insurance by the State of Ohio. He was the founding president of The Central Ohio Chapter of Society for Certified Financial Planners. He is also the author of Omni's Business Navigator, and has been involved in numerous business start-ups.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file statements of beneficial ownership of the Company's shares of common stock.. Because the Company was not subject to reporting under the Securities Exchange Act of 1934 during 1999, this requirement did not apply to its officers, directors and shareholders during 1999 and there is nothing to report under this item with respect to 1999.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 1999 and 1998, the compensation of the Company's Chief Executive Officer and the only other executive officer whose compensation exceeded $100,000 during 1999.
No other executive officer of the Company received salary and bonus compensation in excess of $100,000 in the most recent completed fiscal year.


SUMMARY COMPENSATION TABLE

                                                                                       -------------------------

                                                             ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                                                                           (*)         (***)
                                                                                        SECURITIES      ALL
                                                                                          UNDER-       OTHER
                                                                                          LYING       COMPEN-
                   NAME AND               FISCAL            SALARY          BONUS        OPTIONS/      SATION
                   POSITIONS               YEAR              ($)             ($)          SAR'S         ($)
-----------------------------------------------------------------------------------------------------------------
             John D. Bair                  1999            148,500          18,158         8,000         2,498
             Chairman of the               1998            135,520           7,370        70,000(**)     3,000
             Board of Directors,           1997            100,000           5,181        60,000         3,000
             President, and Chief
             Executive Officer
-----------------------------------------------------------------------------------------------------------------
             C. Robert Hahn                1999            137,500          18,158         8,000         3,000
             Chief Operating               1998            125,481           7,370        48,000(**)     3,000
             Officer, Vice                 1997            120,000           5,181        40,000         3,000
             President
-----------------------------------------------------------------------------------------------------------------


*Amounts in this column and in the related footnote have been adjusted to give effect to a 2-for-1 stock split, which will be effective March 31, 2000, as if the stock split was effective prior to the issuance of the securities.

**In 1998, 60,000 of the options granted to Mr. Bair, and 30,000 of the options granted to Mr. Hahn were replacement grants for options granted to them in 1997, which were re-priced to reflect then-current market values.

***Amounts in this column reflect matching contributions made by the Company to its 401 (k) plan.

 ................................................................................

The Company has entered into an employment agreement with John D. Bair, its President and Chief Executive Officer. The agreement is for a term of three years ending on September 1, 2000, and provides for an annual salary of $100,000 or such higher amount as shall be determined by the Board of Directors plus a bonus of 3% of pre-tax net income, and provides for those benefits generally available to other employees. If the Company terminates Mr. Bair's employment without cause, he is entitled to a severance payment equal to one year's base salary.

The Company has entered into an employment agreement with C. Robert Hahn, its Vice President and Chief Operating Officer. The agreement is for a term of three years ending on

September 1, 2000, and provides for an annual salary of $120,000 or such higher amount as shall be determined by the Board of Directors plus a bonus of 3% of pre-tax net income, and provides for those benefits generally available to other employees. If the Company terminates Mr. Hahn's employment without cause, he is entitled to a severance payment equal to one year's base salary.


OPTION GRANTS IN LAST FISCAL YEAR

The following table indicates information about stock options granted to the Company's chief executive officer and the other officers named in the summary compensation table during 1999, adjusted as if the 2-for-1 stock split, which will be effective March 31, 2000, was effective prior to 1999:

                                       NUMBER              PERCENT OF
                                   OF SECURITIES          TOTAL OPTIONS
                                     UNDERLYING            GRANTED TO             EXERCISE OR
                                      OPTIONS             EMPLOYEES IN            BASE PRICE           EXPIRATION
             NAME                    GRANTED(#)            FISCAL YEAR               ($/SH)               DATE
             ----                    ----------            -----------               ------               ----
John D. Bair                      8,000 shares                5.4%                   $2.27                2004
C. Robert Hahn                    8,000 shares                5.4%                  $2.065                2009


STOCK OPTION EXERCISES AND YEAR END OPTION VALUES

The following table indicates stock option exercises during 1999 by the Company's chief executive officer and the other officers named in the summary compensation table, and the value, as of December 31, 1999, of in-the-money stock options held by them, adjusted as if the 2-for-1 stock split, which will be effective March 31, 2000, was effective prior to 1999:

                                                                                                      VALUE OF
                                                                               NUMBER OF             UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                                                              OPTIONS AT             OPTIONS AT
                                 SHARES                                       12/31/99(#)            12/31/99(#)
                               ACQUIRED ON               VALUE               EXERCISABLE/           EXERCISABLE/
          NAME                EXERCISE (#)            REALIZED(1)            UNEXERCISABLE        UNEXERCISABLE(2)
          ----                ------------            -----------            -------------        ----------------
John D. Bair                        0                      0                 70,000/8,000            $30,500/$0
C. Robert Hahn                      0                      0                 58,000/8,000            $31,500/$0


(1) Aggregate market value of the shares covered by the option less the aggregate price paid by such person.

(2) The value of in-the-money options was determined by subtracting the exercise price from the average of the closing bid and asked prices of the shares on December 31, 1999.

SAVINGS PLAN

The Company has adopted the Pinnacle Data Systems, Inc. 401(k) Savings and Profit Sharing Plan (the "Savings Plan"). The Savings Plan is a defined contribution plan (within the meaning of the Employee Retirement Income Security Act of 1974) and is intended to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Savings Plan, each participant is eligible to enter into a written salary reduction agreement with the Company whereby the participant's salary will be reduced by up to 12%, as elected by the participant, in accordance with the rules governing cash or deferred arrangements under Section 401(k) of the Code. The amount deferred by a participant is contributed by the Company to a trust fund for the Savings Plan and invested by the trustee in accordance with the investment guidelines established under the Savings Plan. Participants have the right to direct the trustee to invest such participant's deferred amounts in the investment funds the administrator directs the trustee to make available for the Savings Plan. Mr. Bair, Mr. Carr and Mr. Hahn serve as the trustees of the Savings Plan. Certified Pension Services serves as the administrator of the Savings Plan, and McDonald & Company serves as investment advisor.

During 1997, the Savings Plan was amended to provide that if the Company is profitable, the Company will match 100% of employee contributions up to 6% of wages deferred with a maximum contribution of $3,000 per employee. Contributions of $48,630, $24,520 and $28,665 have been accrued for 1999, 1998 and 1997, respectively. The amounts contributed on behalf of Mr. Bair and the other executive officers are reflected in the "All Other Annual Compensation" column of the foregoing Summary Compensation Table. While a participant is always vested in his or her own salary reduction contributions, contributions by the Company become fully vested only after five years.

Upon retirement or other termination of employment, vested benefits are disbursed in a single lump sum to the participant. The amounts payable to a participant will be determined by the amount credited to his bookkeeping account in the trust fund, including his allocable share of trust fund earnings or losses.

1995 STOCK OPTION PLAN

On December 19, 1995, the Company adopted the Pinnacle Data Systems, Inc. Stock Option Plan (the "Plan"). Under the Plan the Company reserved 600,000 common shares (adjusted to give effect to the 2-for-1 stock split to be effective March 31, 2000) for issuance pursuant to which options may be granted to employees of the Company or its subsidiaries. On August 12, 1999, the Board of Directors amended the Plan, subject to shareholder approval, to increase the number of shares reserved for issuance to 800,000 (adjusted to give effect to the 2-for-1 stock split to be effective March 31, 2000), and on February 16, 2000, the Board of Directors amended the Plan, subject to shareholder approval, to increase the number of shares reserved for issuance to 1,200,000 common shares (adjusted to give effect to the 2-for-1 stock split to be effective March 31, 2000). The purpose of the Plan is to attract and retain qualified individuals to serve on behalf of the Company. The Plan is currently administered by the Board of Directors. Options granted under the plan can qualify as incentive stock options under ss.422 of the Code, or at the option of the directors, be non-qualified options. Directors of the Company who are not employees of the Company or its subsidiaries are not eligible to participate in the Plan.

Subject to the requirement that the price per share of any common shares to be received upon the exercise of any incentive option will not be less than the fair market value of the common shares at the time the option is granted, the board or committee administering the Plan has the exclusive authority, consistent with law and the terms of such Plan, to designate recipients of options to be granted thereunder and to determine the number and type of options and the number of common shares subject thereto. See Note 5 of Notes to Financial Statements.

COMPENSATION OF DIRECTORS

Directors who are officers of the Company receive no separate compensation for their services as directors. Compensation of the outside directors is determined by the whole Board after receiving the recommendations of the President. Currently, outside directors receive a fee of $250.00 for each Board Meeting attended. In 1996, upon his initial election to the Board of Directors, Mr. O'Leary received options for 10,000 shares of the Company's common stock at an exercise price of $3.50 per share. These options were repriced in 1999 and are now exercisable at $2.065 per share until October 1, 2006. Mr. O'Leary also received options for 20,000 shares in September 1997 that are exercisable at $1.50 per share until September 2007, and received options for 8,000 shares in June 1999 that are exercisable at $2.065 per share until September 2009. Mr. Ostrander received options for 29,000 shares in September 1997 that are exercisable at $1.50 per share until September 2007. Mr. Ostrander also received options for 8,000 shares in June 1999 that are exercisable at $2.065 per share until September 2009. All share amounts set forth in this paragraph have been adjusted to give effect to the 2-for-1 stock split, which will be effective March 31, 2000.

2000 DIRECTORS STOCK OPTION PLAN

On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan (the " Directors Plan"). Under the Directors Plan the Company reserved 250,000 common shares (post March 31, 2000 stock split) for issuance pursuant to which options may be granted to directors of the Company who are not employees of the Company or its subsidiaries. The Directors Plan is subject to shareholder approval within 12 months of the date of its adoption. The purpose of the Plan is to provide eligible directors with an opportunity to participate in the Company's future prosperity and growth and an incentive to increase the value of the Company based on the Company's performance, development, and financial success. The Plan is administered by a committee of the Board consisting of directors who are not eligible to receive options under the Directors Plan. Options granted under the plan will be non-qualified options for tax purposes. Subject to the requirement that the price per share of any common shares to be received upon the exercise of any incentive option will not be less than the fair market value of the common shares at the time the option is granted, the board or committee administering the Plan has the exclusive authority, consistent with law and the terms of such Plan, to designate recipients of options to be granted thereunder and to determine the number of options and the number of common shares subject thereto. As of March 24, 2000, no options have been granted under the Directors Plan.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 24, 2000, with respect to the Shares held of record by (a) the Company's chief executive officer and the three persons serving as its other executive officers during 1999, (b) each of the directors of the Company, (c) all executive officers and directors as a group, and (d) each shareholder known to the Company to own more than 5% of the Company's common shares, including Shares subject to outstanding Options or Warrants that can be exercised within a 60 day period. All share amounts have been adjusted to give effect to the 2-for-1 stock split which will be effective March 31, 2000:


                      NAME AND                            NUMBER OF                   PERCENT
                  ADDRESS OF OWNER                 SHARES OWNED (1) (2) (3)           OF CLASS
                  ----------------                 ------------------------           --------

     John D. Bair                                          724,462                     24.4%
     6600 Port Road
     Groveport, OH 43125

     C. Robert Hahn                                          63,662                      2.1%
     6600 Port Road
     Groveport, OH 43125

     Thomas J. Carr                                          76,062                      2.6%
     6600 Port Road
     Groveport, OH 43125

     Thomas M. O'Leary                                       31,000                      1.0%
     868 Paisley Place
     Worthington, OH 43085

     Robert V.R. Ostrander                                   29,000                      1.0%
     1585 Bethel Road
     Columbus, OH 43220

     Executive officers and directors                      907,262                     30.8%
     as a group (6 persons)

The following table sets forth certain information as of March 24, 2000 (as adjusted to give effect to the 2-for-1 stock split to be effective March 31,
2000), with respect to the Shares held of record by any other shareholder known to the Company to own more than 5% of the Company's common shares, including Shares subject to outstanding Options or Warrants:

     David J. Richards                                     222,640                     7.5%
     765 North Hamilton Rd.
     Columbus, Ohio 43230

-------------------------

(1) The persons listed in the foregoing two tables have the sole right to vote and to dispose of the common shares of the Company listed in that person's name.

(2) As trustees of the Pinnacle Data Systems, Inc. 401(K) Profit Sharing Plan, Messrs. Bair, Hahn and Carr have the power to vote the Pinnacle shares held in the plan. Each of these individuals is shown as beneficially owning the 5,662 shares in the Plan due to their shared voting power. However, they have no investment power with respect to such shares.

(3) The shares set forth in the foregoing two tables include the following numbers of Shares (adjusted to give effect to the 2-for-1 stock split to be effective March 31, 2000) which may be acquired by the following persons upon the exercise of stock options, which are exercisable within the next 60 days:

     John D. Bair                          70,000                     2.4 %
     C. Robert Hahn                        58,000                     1.9 %
     Thomas J. Carr                        68,000                     2.3 %
     Thomas M. O'Leary                     30,000                     1.0 %
     Robert V.R. Ostrander                 29,500                     1.0 %
     David J. Richards                     75,000                     2.5 %



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1998, the Company refinanced three loans aggregating $540,585 in principal amount. In addition to being collateralized by the Company's land, building, rents, leases, general business assets and profits thereof, these loans were guaranteed by two shareholders of the Company, one of whom was John Bair, the President and principal shareholder of the Company. These guarantees were released at the time of the refinancing.

On July 22, 1998, the Company entered into an employment agreement with David J. Richards, an advisor who is a shareholder, but otherwise unrelated to a director or executive officer, to provide to the Company consulting and advisory services with respect to the Company's communications with its stockholders and with members of the financial community. The agreement expired on July 22, 1999. In exchange for his services, the advisor was granted options to purchase 74,000 (adjusted to give effect to the 2-for-1 stock split to be effective March 31, 2000) shares of common stock at the then market price. On December 15, 1999, the board of directors extended the agreement with Mr. Richards until July 22, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) LISTING OF EXHIBITS. The following is a listing of Exhibits either filed with this report or incorporated by reference :


                                                                           IF INCORPORATED BY REFERENCE,
    EXHIBIT                                                               DOCUMENT WITH WHICH EXHIBIT WAS
      NO.                   DESCRIPTION OF EXHIBIT                         PREVIOUSLY FILED WITH THE SEC
    -------                 ----------------------                         -----------------------------

3(a)              Amended and restated articles of                 Registration Statement on Form 10-SB filed with
                  incorporation                                    the Securities and Exchange Commission on
                                                                   December 13, 1999.

3(b)              Amended and restated code of                     Registration Statement on Form 10-SB filed with
                  regulations                                      the Securities and Exchange Commission on
                                                                   December 13, 1999.

3(c)              Amendment to Amended and Restated                Contained Herein
                  Code of Regulations

4                 Instruments defining the rights of               Registration Statement on Form 10-SB filed with
                  security holders, including                      the Securities and Exchange Commission on
                  indentures                                       December 13, 1999.

10(a)             Technology license agreement between             Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and Sun              the Securities and Exchange Commission on
                  Microsystems, Inc. dated May 12, 1994            December 13, 1999.

10(b)             Development and manufacturing                    Registration Statement on Form 10-SB filed with
                  license agreement between Pinnacle               the Securities and Exchange Commission on
                  Data Systems, Inc. and Sun                       December 13, 1999.
                  Microsystems, Inc. dated October 27,
                  1997

10(c)             Repair services agreement between                Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and Sun              the Securities and Exchange Commission on
                  Microsystems, Inc. dated March 29,               December 13, 1999.
                  1999

10(d)             Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and John             the Securities and Exchange Commission on
                  D. Bair dated October 29, 1997                   December 13, 1999.


                                                                           IF INCORPORATED BY REFERENCE,
    EXHIBIT                                                               DOCUMENT WITH WHICH EXHIBIT WAS
      NO.                   DESCRIPTION OF EXHIBIT                         PREVIOUSLY FILED WITH THE SEC
    -------                 ----------------------                         -----------------------------
10(e)*            Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and C.               the Securities and Exchange Commission on
                  Robert Hahn dated October 29, 1997               December 13, 1999.
10(f)*            Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and                  the Securities and Exchange Commission on
                  Thomas J. Carr dated October 29, 1997            December 13, 1999.

10(g)*            Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and                  the Securities and Exchange Commission on
                  Michael L. Antill dated September                December 13, 1999.
                  20, 1999

10(h)*            Standard form Director stock option              Registration Statement on Form 10-SB filed with
                  agreement between Pinnacle Data                  the Securities and Exchange Commission on
                  Systems, Inc. and individual members             December 13, 1999.
                  of the Board of Directors

10(i)*            Employment agreement and stock                   Registration Statement on Form 10-SB filed with
                  option agreement between Pinnacle                the Securities and Exchange Commission on
                  Data Systems, Inc. and David J.                  December 13, 1999.
                  Richards dated July 22, 1998

10(j)*            Pinnacle Data Systems, Inc. 1995                 Registration Statement on Form 10-SB filed with
                  stock option plan                                the Securities and Exchange Commission on
                                                                   December 13, 1999.

10(k)*            Amendment No. 1 to Pinnacle Data                 Contained herein
                  Systems, Inc. 1995 Stock Option Plan

10(l)*            Pinnacle Data Systems, Inc. 2000                 Contained herein
                  Directors Stock Option Plan



                                                                           IF INCORPORATED BY REFERENCE,
    EXHIBIT                                                               DOCUMENT WITH WHICH EXHIBIT WAS
      NO.                   DESCRIPTION OF EXHIBIT                         PREVIOUSLY FILED WITH THE SEC
    -------                 ----------------------                         -----------------------------
10(m)             Real estate contract on sale of                  Registration Statement on Form 10-SB filed with
                  building, dated March 17, 1999                   the Securities and Exchange Commission on
                                                                   December 13, 1999.

10(n)             Lease agreement between Pinnacle                 Registration Statement on Form 10-SB filed with
                  Data Systems, Inc. and Duke Realty               the Securities and Exchange Commission on
                  Limited Partnership dated March 9,               December 13, 1999.
                  1999

10(o)             First Lease Amendment between Pinnacle              Contained herein
                  Data Systems, Inc. and Duke Realty
                  Limited Partnership dated January 5, 2000

10(p)             Loan and security agreement between              Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and                  the Securities and Exchange Commission on
                  Firstar Bank, N.A. dated September               December 13, 1999.
                  30, 1999

10(q)             Business Loan Agreement between                  Contained herein
                  Pinnacle Data Systems, Inc. and Key
                  Bank National Association dated
                  February 18, 2000.

21                List of Subsidiaries                             Contained herein

23                Independent Auditor's Consent                    Contained herein

24                Powers of Attorney                               Contained herein

27                Financial Data Schedule                          Contained herein

---------



     *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

         (b)      REPORTS ON FORM 8-K
                  -------------------

         No Form 8-K's were filed during the fourth quarter of the Company's fiscal year ended December 31, 1999.

         (c)      EXHIBITS
                  --------

         The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PINNACLE DATA SYSTEMS, INC.



Date : March 28, 2000                       By: /s/ John D. Bair
                                                ----------------------------
                                                John D. Bair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                     Date
---------                                            -----                                     ----


/s/ John D. Bair                                 Chairman, President, Chief                 March 28, 2000
------------------------------------             Executive Officer and
John D. Bair                                     Director (principal
                                                 executive officer)

Thomas J. Carr*                                  Chief Financial Officer,                   March 28, 2000
------------------------------------             Treasurer, and Director
Thomas J. Carr                                   (principal financial and
                                                 principal accounting officer)

C. Robert Hahn*                                  Chief Operating Officer,                   March 28, 2000
------------------------------------             Vice President, and
C. Robert Hahn                                   Director

Thomas M. O'Leary*                               Director                                   March 28, 2000
------------------------------------
Thomas M. O'Leary

Robert V.R. Ostrander*                           Director                                   March 28, 2000
------------------------------------
Robert V.R. Ostrander


*The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By      /s/ John D. Bair                                                                   March 28, 2000
      -------------------------------
         John D. Bair,
         Attorney-in-Fact


                                  EXHIBIT INDEX


                                                                           IF INCORPORATED BY REFERENCE,
    EXHIBIT                                                               DOCUMENT WITH WHICH EXHIBIT WAS
      NO.                   DESCRIPTION OF EXHIBIT                         PREVIOUSLY FILED WITH THE SEC
    -------                 ----------------------                         -----------------------------

3(a)              Amended and restated articles of                 Registration Statement on Form 10-SB filed with
                  incorporation                                    the Securities and Exchange Commission on
                                                                   December 13, 1999.

3(b)              Amended and restated code of                     Registration Statement on Form 10-SB filed with
                  regulations                                      the Securities and Exchange Commission on
                                                                   December 13, 1999.

3(c)              Amendment to Amended and Restated                Contained Herein
                  Code of Regulations

4                 Instruments defining the rights of               Registration Statement on Form 10-SB filed with
                  security holders, including                      the Securities and Exchange Commission on
                  indentures                                       December 13, 1999.

10(a)             Technology license agreement between             Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and Sun              the Securities and Exchange Commission on
                  Microsystems, Inc. dated May 12, 1994            December 13, 1999.

10(b)             Development and manufacturing                    Registration Statement on Form 10-SB filed with
                  license agreement between Pinnacle               the Securities and Exchange Commission on
                  Data Systems, Inc. and Sun                       December 13, 1999.
                  Microsystems, Inc. dated October 27,
                  1997

10(c)             Repair services agreement between                Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and Sun              the Securities and Exchange Commission on
                  Microsystems, Inc. dated March 29,               December 13, 1999.
                  1999

10(d)             Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and John             the Securities and Exchange Commission on
                  D. Bair dated October 29, 1997                   December 13, 1999.




                                                                           IF INCORPORATED BY REFERENCE,
    EXHIBIT                                                               DOCUMENT WITH WHICH EXHIBIT WAS
      NO.                   DESCRIPTION OF EXHIBIT                         PREVIOUSLY FILED WITH THE SEC
    -------                 ----------------------                         -----------------------------
10(e)*            Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and C.               the Securities and Exchange Commission on
                  Robert Hahn dated October 29, 1997               December 13, 1999.
10(f)*            Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and                  the Securities and Exchange Commission on
                  Thomas J. Carr dated October 29, 1997            December 13, 1999.

10(g)*            Employment agreement between                     Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and                  the Securities and Exchange Commission on
                  Michael L. Antill dated September                December 13, 1999.
                  20, 1999

10(h)*            Standard form Director stock option              Registration Statement on Form 10-SB filed with
                  agreement between Pinnacle Data                  the Securities and Exchange Commission on
                  Systems, Inc. and individual members             December 13, 1999.
                  of the Board of Directors

10(i)*            Employment agreement and stock                   Registration Statement on Form 10-SB filed with
                  option agreement between Pinnacle                the Securities and Exchange Commission on
                  Data Systems, Inc. and David J.                  December 13, 1999.
                  Richards dated July 22, 1998

10(j)*            Pinnacle Data Systems, Inc. 1995                 Registration Statement on Form 10-SB filed with
                  stock option plan                                the Securities and Exchange Commission on
                                                                   December 13, 1999.

10(k)*            Amendment No. 1 to Pinnacle Data                 Contained herein
                  Systems, Inc. 1995 Stock Option Plan

10(l)*            Pinnacle Data Systems, Inc. 2000                 Contained herein
                  Directors Stock Option Plan

10(m)             Real estate contract on sale of                  Registration Statement on Form 10-SB filed with
                  building, dated March 17, 1999                   the Securities and Exchange Commission on
                                                                   December 13, 1999.

                                                                           IF INCORPORATED BY REFERENCE,
    EXHIBIT                                                               DOCUMENT WITH WHICH EXHIBIT WAS
      NO.                   DESCRIPTION OF EXHIBIT                         PREVIOUSLY FILED WITH THE SEC
    -------                 ----------------------                         -----------------------------
10(n)             Lease agreement between Pinnacle                 Registration Statement on Form 10-SB filed with
                  Data Systems, Inc. and Duke Realty               the Securities and Exchange Commission on
                  Limited Partnership dated March 9,               December 13, 1999.
                  1999

10(o)             First Lease Amendment between Pinnacle              Contained herein
                  Data Systems, Inc. and Duke Realty
                  Limited Partnership dated January 5, 2000

10(p)             Loan and security agreement between              Registration Statement on Form 10-SB filed with
                  Pinnacle Data Systems, Inc. and                  the Securities and Exchange Commission on
                  Firstar Bank, N.A. dated September               December 13, 1999.
                  30, 1999

10(q)             Business Loan Agreement between                  Contained herein
                  Pinnacle Data Systems, Inc. and Key
                  Bank National Association dated
                  February 18, 2000.

21                List of Subsidiaries                             Contained herein

23                Independent Auditors' Consent                    Contained herein

24                Powers of Attorney                               Contained herein

27                Financial Data Schedule                          Contained herein

--------------



     *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.