Form 10-Q
period 2000-03-31
PINNACLE DATA SYSTEMS INC
filed 2000-05-12
CIK 1004608

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from __________ to ________

               Commission file number: 0-28483
                                       -------


                          PINNACLE DATA SYSTEMS, INC.
 ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Ohio                                         31-1263732
                  ----                                         ----------
(State or other jurisdiction of incorporation or            (IRS Employer
 organization)                                              Identification No.)


                     6600 Port Road, Groveport, Ohio 43125
                     -------------------------------------
                   (Address of principal executive offices)

                                (614) 748-1150
                           -------------------------
                          (Issuer's Telephone Number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,461,602 common shares, without par value, as of April 21, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        PART I - Financial Information


Item 1.  Financial Statements.



To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio

Independent Accountants' Report


        We have reviewed the accompanying balance sheet of Pinnacle Data Systems, Inc. as of March 31, 2000, and the related statements of income, and cash flows for the thirteen weeks then ended. These financial statements are the responsibility of the management of Pinnacle Data Systems, Inc.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                              /s/ HAUSSER + TAYLOR LLP

Columbus, Ohio
May 3, 2000

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                 BALANCE SHEET

                                March 31, 2000

                                  (UNAUDITED)

                 ASSETS
                 ------

CURRENT ASSETS
  Cash                                                              $   203,546
  Accounts receivable, net of allowance for doubtful
   accounts of $11,500                                                3,105,896
  Inventory                                                           4,179,201
  Other prepaid expenses                                                163,465
  Deferred income taxes                                                 132,000
                                                                    -----------
                                                                      7,784,108
                                                                    -----------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                 77,515
  Furniture and fixtures                                                260,914
  Computer equipment                                                  1,098,883
  Shop equipment                                                        299,062
  Vehicle                                                                21,846
                                                                    -----------
                                                                      1,758,220
  Less accumulated depreciation                                         880,589
                                                                    -----------
                                                                        877,631
                                                                    -----------

OTHER ASSETS
  Deposits                                                               18,112
                                                                    -----------
                                                                    $ 8,679,851
                                                                    ===========


                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                 BALANCE SHEET

                                March 31, 2000

                                  (UNAUDITED)


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
  Line of credit                                                    $1,759,600
  Current portion of long-term debt                                    126,521
  Accounts payable                                                   3,247,021
  Accrued expenses:
    Wages and payroll taxes                                            182,949
    Vacation                                                            80,985
    Profit sharing plan                                                 20,800
    Property taxes                                                       6,750
    Income taxes                                                       106,576
    Other                                                              150,776
  Unearned service revenue                                              80,068
                                                                    ----------
                                                                     5,762,046
                                                                    ----------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                 282,557
  Deferred income taxes                                                 14,000
                                                                    ----------
                                                                       296,557
                                                                    ----------
                                                                     6,058,603
                                                                    ----------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 5,000,000 shares authorized;
   2,451,402 shares issued and outstanding                           1,636,638
  Additional paid-in capital                                           214,506
  Retained earnings                                                    770,104
                                                                    ----------
                                                                     2,621,248
                                                                    ----------

                                                                    $8,679,851
                                                                    ==========

                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                             STATEMENTS OF INCOME

             Thirteen weeks ended March 31, 2000 and April 2, 1999
             -----------------------------------------------------
                                                    2000               1999
                                                    ----               ----
                                                          (unaudited)
SALES
  Product sales                                    $4,184,415        $1,854,158
  Service sales                                       859,539           631,481
                                                   ----------        ---------
                                                    5,043,954         2,485,639
                                                   ----------        ----------
COST OF SALES
  Product sales                                     3,252,836         1,478,381
  Service sales                                       516,305           414,356
                                                   ----------        ----------
                                                    3,769,141         1,892,737
                                                   ----------        ----------

GROSS PROFIT                                        1,274,813           592,902
                                                   ----------        ----------

OPERATING EXPENSES
  Selling, general and administrative                 932,165           498,492
                                                   ----------        ----------

INCOME FROM OPERATIONS                                342,648            94,410
                                                   ----------        ----------

OTHER INCOME (EXPENSE)
  Interest expense                                    (37,631)          (19,933)
                                                   ----------        ----------
                                                      (37,631)          (19,933)
                                                   ----------        ----------

INCOME BEFORE INCOME TAXES                            305,017            74,477

INCOME TAXES                                          118,957            30,537
                                                   ----------        ----------

NET INCOME                                         $  186,060        $   43,940
                                                   ==========        ==========

BASIC EARNINGS PER COMMON SHARE                    $     0.08        $     0.02
                                                   ==========        ==========

DILUTED EARNINGS PER COMMON SHARE                  $     0.07        $     0.02
                                                   ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                             2,437,869         2,415,069
                                                   ==========        ==========
  Diluted                                           2,734,731         2,515,034
                                                   ==========        ==========

                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                           STATEMENTS OF CASH FLOWS

             Thirteen weeks ended March 31, 2000 and April 2, 1999
             -----------------------------------------------------

                                                             2000               1999
                                                             ----               ----
                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   186,060    $    43,940
                                                          -----------    -----------
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization                              81,664         80,577
    Provision for doubtful accounts                             1,500          3,000
    Inventory reserves                                         29,787          8,473
    (Increase) decrease in assets:
      Accounts receivable                                    (637,315)      (112,448)
      Inventory                                            (1,531,706)      (720,683)
      Prepaid expenses and other assets                       (28,427)         3,452
    Increase (decrease) in liabilities:
      Accounts payable                                      1,467,805        481,226
      Accrued expenses and taxes                              (11,455)        10,008
      Unearned revenues                                        18,815         53,477
                                                          -----------    -----------
        Total adjustments                                    (609,332)      (192,918)
                                                          -----------    -----------
          Net cash used in operating activities              (423,272)      (148,978)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (103,077)       (21,453)
                                                          -----------    -----------
          Net cash used in investing activities              (103,077)       (21,453)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                            459,600        320,000
  Principal payments on long-term debt                       (186,001)       (19,701)
  Principal payments on capital lease obligation                    -         (4,340)
  Long-term borrowings                                        400,000              -
  Net proceeds from exercise of stock options                  21,000         30,000
                                                          -----------    -----------
          Net cash provided by financing activities           694,599        325,959
                                                          -----------    -----------

INCREASE IN CASH                                              168,250        155,528

CASH - Beginning of period                                     35,296         35,101
                                                          -----------    -----------
CASH - End of period                                      $   203,546    $   190,629
                                                          ===========    ===========

                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

             Thirteen weeks ended March 31, 2000 and April 2, 1999
             -----------------------------------------------------

                                                      2000               1999
                                                      ----               ----
                                                               (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                  $   27,525         $   20,230
                                                   ==========         ==========

    Income taxes paid, net of refunds              $  202,602         $   35,982
                                                   ==========         ==========


                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)


                         NOTES TO FINANCIAL STATEMENTS


Note 1.   Organization

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

Note 2.   Summary of Significant Accounting Policies

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 1999. Interim results are not necessarily indicative of results for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.   Short-Term Debt

          In February 2000, the Company entered into an agreement with a new financial institution to establish a $2,500,000 line of credit, with monthly interest payments at prime minus .25%. The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company.

                          PINNACLE DATA SYSTEMS, INC.

                                  (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.   Stockholders' Equity

          On February 16, 2000 the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, subject to shareholder approval, to increase the number of shares reserved for issuance from 600,000 to 1,200,000 common shares.

          On March 7, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend, payable on March 31, 2000 to shareholders of record on March 14, 2000.

Note 6.   Leases

          In January 2000, the Company amended its facility lease to expand the amount of square feet under lease to approximately 113,000 square feet.

Note 7.   Income Taxes

          Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from any of our major customers, the three largest of which constituted 56% of sales in the year 1999, the loss of either of our two major license agreements with Sun Microsystems, Inc., under which 59% of our product revenue was generated during the year 1999 increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose systems our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, the failure to manage our growth effectively, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

On March 7, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend payable on March 31, 2000, to shareholders of record on March 14, 2000. The effect of the stock split has been recognized in all share and per share data in the following discussion of Results of Operations.

Results of Operations

Thirteen weeks ended March 31, 2000 (unaudited) compared to thirteen weeks ended April 2, 1999 (unaudited)

SALES

Our sales were $5,043,954 for the thirteen weeks ended March 31, 2000, an increase of 103% over sales of $2,485,639 for the comparable period of 1999.

Our product sales increased 126% in the first thirteen weeks of 2000, to $4,184,415. The increase in product sales was fully attributable to the addition of new customers since April 2, 1999.

Our service sales for the first thirteen weeks of 2000 were $859,539, which was 36% higher than the first thirteen weeks in 1999. We provide repairs and logistics management services for a specific list of electronic computer circuit boards and other computer components for one large and several smaller Original Equipment Manufacturer (OEM) customers. Part of the difference between the sales totals of the two periods is attributable to the fact that our largest service customer implemented a new logistics management program in the first quarter of 1999. While the new program eventually resulted in increased service sales, our sales activity was low during the implementation of the program in the first two months of 1999. During the first quarter of 2000, we began providing additional logistics and material management services to our largest customer, resulting in higher revenue.

Our relative levels of growth of product and service sales continued a multi-year trend of an evolution in the mix of the two types of sales. Product sales, as a percentage of total sales have grown from 56% in 1996, to 65% in 1997, to 68% in 1998, to 74% in 1999, to 83% through the first thirteen weeks of 2000. Service sales, as a percentage of total sales, have gone from 44 %, to 35%, to 32%, to 26%, to 17% over the same period.

GROSS PROFIT

Our gross profit increased from $592,902 in the first thirteen weeks of 1999 to $1,274,814 in the first thirteen weeks of 2000, an increase of 115%. Most elements of cost of goods sold declined as a percentage of revenue in 2000 compared to 1999, for both the product and service segments, resulting in improved gross margins for both segments.

Overall, we experienced some economies of scale in 2000. Direct labor declined from 7% of sales to 6%. Overhead declined from 9% to 6%, despite a significant increase in facility costs associated with a six-fold increase in the size of our facility.

The gross margin on product sales was 22% for the first thirteen weeks of 2000, compared to 20% for the first thirteen weeks of 1999. The improvement was attributable entirely to declines in labor and overhead as a percentage of sales. Material costs as a percentage of sales were approximately the same in 2000 as in 1999.

The gross margin on our service sales increased to 40% for the first thirteen weeks of 2000, from 34% for the first thirteen weeks of 1999. Most of the improvement was attributable to a relative increase in services sales to OEMs, compared to service sales to other types of customers. OEM sales typically have higher margins. Sales to OEMs, as a percentage of total service sales, have increased from 67% in 1998, to 75% in 1999 and to 82% in the first thirteen weeks of 2000.

Despite the fact that the gross margin on product and service sales increased 2% and 6%, respectively, our overall gross margin increased only 1%, from 24% in the first thirteen weeks of 1999 to 25% in the comparable period in 2000. This was due to the fact that the mix of sales changed from 75% product and 25% service in 1999 to 83% product and 17% service in 2000.

OPERATING EXPENSES

Our operating expenses totaled $932,166 for the first thirteen weeks of 2000, compared with $498,492 for the first thirteen weeks of 1999. The 87% increase from 1999 to 2000 was less than both the 103% rate of growth of sales and the 115% increase in gross profit.

The majority of the increase came from higher wages from an expanded professional technical staff, caused by the significantly higher number of customer product design projects. The other major expense categories contributing to the increase were facility costs, relating to our relocation to a larger building, and higher professional fees, relating to becoming a fully SEC-reporting company.

As a percentage of sales, operating expenses decreased from 20% in 1999 to 18% in 2000. Income from operations increased 263% to $342,648 (7% of sales) for the first thirteen weeks of 2000, from $94,410 (4% of sales) for the first thirteen weeks of 1999.

OTHER INCOME AND EXPENSE

In anticipation of higher sales volumes, we entered into a new financing package with Key Bank in March of 2000. The package included an installment loan of $400,000 and a revolving line of credit. The two new loans were used to liquidate loans we had with our previous bank. At March 31, 2000 the balance of the line of credit was $1,759,600. Primarily as a result of our increased use of our line of credit to support higher accounts receivable and inventory, interest expense in the first thirteen weeks of 2000 grew 89% from the first thirteen weeks of 1999.

INCOME TAXES AND NET INCOME

The improved income from operations resulted in income before income taxes of $305,017 for the first thirteen weeks of 2000, compared to $74,477 for the first thirteen weeks of 1999. Consequently, income tax expense increased, from $30,537 in 1999 to $118,957 in 2000. Net income was $186,060 (4% of sales) for the first thirteen weeks of 2000, compared to $43,940 (2% of sales) for the first thirteen weeks of 1999, an increase of 323%.

Our basic earnings per share improved from $0.02 for the first thirteen weeks of 1999, to $0.08 for the first thirteen weeks of 2000. Fully diluted earnings per share improved from $0.02 for the first thirteen weeks of 1999, to $0.07 for the first thirteen weeks of 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirteen weeks of 2000, we used $423,272 of cash in our operating activities, compared to a use of $148,978 for the first thirteen weeks of 1999. The largest use of cash was an increase of $1,531,706 in inventory. Primarily, the purchases of inventory were made for customer product orders expected to be fulfilled in the 2nd quarter of 2000. Another use of cash was the increase in accounts receivable of $637,315. That increase was fully attributable to the fact that March sales exceeded $2.7 million, our highest-ever-monthly sales total. We expect to maintain a substantial investment in inventory for the foreseeable future in order to support our expected growth in product sales. The increases in inventory and accounts receivable were partially offset by increases in our liabilities, particularly accounts payable, which increased by $1,467,805 during the first thirteen weeks of 2000. Expanded credit from our vendors was crucial to our ability to increase our purchases of inventory components to support our increased product sales.

We used $103,077 of cash in our investing activities in the first thirteen weeks of 2000, compared to only $21,453 in the comparable period of 1999. Most of the investments were for furniture and computer equipment for new employees. We also invested in leasehold improvements in our new facility.

In March 2000, we entered into a new loan agreement with Key Bank in order to increase our borrowing capacity and to reduce our interest rates. The initial package with Key included a revolving line of credit and a $400,000 term loan requiring 36 monthly principal and interest payments of $12,627. Both instruments have an interest rate of prime minus 0.25%. The line of credit has a limit of the lower of $2,500,000, or a percentage of our eligible accounts receivables and inventory. The loan agreement also includes a $250,000 lease line of credit for purchases of equipment and furnishings. The loan agreement requires us to meet certain financial targets and to comply with certain other covenants, including restrictions on paying dividends, incurring additional indebtedness and liens, guarantees of other obligations, and reorganizations. Our obligations under the loan agreement are collateralized by substantially all of our assets.

The initial draw on the line of credit was approximately $1,475,000. Combined with the $400,000 term loan, the proceeds were used to retire a term loan and line of credit at Firstar Bank. The payoffs of those loans were approximately $175,000 and $1,700,000, respectively. At March 31, 2000, the line of credit balance was $1,759,600. We had not yet made any draws against the lease line of credit.

In the first thirteen weeks of 2000, our overall financing activities provided cash of $694,599 compared to $325,959, in the comparable period in 1999. Long-term debt increased by a net of approximately $214,000 and the line of credit increased by approximately $460,000. We also received $21,000 from employees exercising stock options.

As we continue to grow, we will need to obtain additional working capital, to support higher levels of accounts receivable and inventory and we will need to fund additional investments in capital equipment. The amount of additional capital we will need will depend, in part, on the relative growth of our service and product segments. We intend to expand our service sales at a pace greater than or equal to our product sales. Service sales are significantly less capital intensive than product sales, which require a much greater investment in inventory.

We believe that if we continue with steady growth, then the new loan agreement will be sufficient to meet our immediate financing needs. However, we believe that we would need to raise additional debt and/or equity capital in order to fund larger product sales opportunities that may arise. We are currently investigating several alternatives. One alternative is specific bank financing for customer sales projects, and for fixed asset acquisitions. We are also pursuing expanded credit terms from some suppliers for specific projects. For the longer term we will consider additional debt or equity financing.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

               (A)    Exhibits.

                      Exhibit No.

                      (27)   Financial Data Schedule

               (B)    Reports on Form 8-K.

                      No reports on Form 8-K were filed during the thirteen
               weeks ended March 31, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               _______________________________
                                               PINNACLE DATA SYSTEMS, INC.


Date___________________                        /s/ John D. Bair
                                               -------------------------------
                                               John D. Bair, Chief Executive
                                               Officer


Date___________________                        /s/ Thomas J. Carr
                                               -------------------------------
                                               Thomas J. Carr, Chief Financial
                                               Officer