Form 10QSB
period 2000-06-30
PINNACLE DATA SYSTEMS INC
filed 2000-08-14
CIK 1004608

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to ________

             Commission file number: 0-28483
                                     -------


                          PINNACLE DATA SYSTEMS, INC.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Ohio                                          31-1263732
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                     6600 Port Road, Groveport, Ohio 43125
                 ---------------------------------------------
                   (Address of principal executive offices)

                                (614) 748-1150
                         -----------------------------
                          (Issuer's Telephone Number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,532,602 common shares, without par value, as of July 31, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                        PART I - Financial Information


Item 1.  Financial Statements.





To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Groveport, Ohio

Independent Accountants' Report


        We have reviewed the accompanying balance sheet of Pinnacle Data Systems, Inc. as of June 30, 2000, and the related statements of income and cash flows for the thirteen weeks and twenty-six weeks then ended. These financial statements are the responsibility of the management of Pinnacle Data Systems, Inc.

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



                                             /s/ HAUSSER + TAYLOR LLP



Columbus, Ohio
July 21, 2000

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                 BALANCE SHEET

                                 June 30, 2000

                                  (UNAUDITED)

               ASSETS
               ------

CURRENT ASSETS
  Cash                                                         $     31,035
  Accounts receivable, net of allowance for doubtful
   accounts of $15,000                                            2,921,720
  Inventory                                                       4,522,528
  Other prepaid expenses                                            177,486
  Deferred income taxes                                             132,000
                                                               ------------
                                                                  7,784,769
                                                               ------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                            122,538
  Furniture and fixtures                                            298,281
  Computer equipment                                              1,193,168
  Shop equipment                                                    297,398
  Vehicle                                                            21,846
                                                               ------------
                                                                  1,933,231
  Less accumulated depreciation                                     968,334
                                                               ------------
                                                                    964,897
                                                               ------------

OTHER ASSETS
  Deposits                                                           18,112
                                                               ------------

                                                               $  8,767,778
                                                               ============



                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                 BALANCE SHEET

                                 June 30, 2000

                                  (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
  Line of credit                                                   $ 2,031,100
  Current portion of long-term debt                                    126,521
  Accounts payable                                                   2,747,946
  Accrued expenses:
    Wages and payroll taxes                                            277,943
    Vacation                                                            80,985
    Profit sharing plan                                                 39,993
    Income taxes                                                        66,634
    Other                                                              117,862
  Unearned service revenue                                              19,788
                                                                   -----------
                                                                     5,508,772
                                                                   -----------

 LONG-TERM LIABILITIES
  Long-term debt, less current portion                                 248,557
  Deferred income taxes                                                 14,000
                                                                   -----------
                                                                       262,557
                                                                   -----------
                                                                     5,771,329
                                                                   -----------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 10,000,000 shares authorized;
   2,505,102 shares issued and outstanding                           1,718,050
  Preferred stock; no par value; 4,000,000 shares authorized;
   no shares issued or outstanding                                           -
  Additional paid-in capital                                           214,506
  Retained earnings                                                  1,063,893
                                                                   -----------
                                                                     2,996,449
                                                                   -----------

                                                                   $ 8,767,778
                                                                   ===========



                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                             STATEMENTS OF INCOME




                                                                  For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                                                                  June 30,             July 2,      June 30,               July 2,
                                                                    2000                1999          2000                  1999
                                                                    ----                ----          ----                  ----
                                                                           (unaudited)                        (unaudited)
                                                                  ----------------------------     -------------------------------
SALES
  Product sales                                                   $ 5,725,534      $ 1,776,803     $  9,909,949      $    3,630,961
  Service sales                                                       997,110          810,802        1,856,650           1,442,284
                                                                  -----------      -----------     ------------      --------------
                                                                    6,722,644        2,587,605       11,766,599           5,073,245
                                                                  -----------      -----------     ------------      --------------
COST OF SALES
  Product sales                                                     4,401,545        1,418,171        7,654,382           2,896,552
  Service sales                                                       678,294          447,750        1,194,599             862,106
                                                                  -----------      -----------     ------------      --------------
                                                                    5,079,839        1,865,921        8,848,981           3,758,658
                                                                  -----------      -----------     ------------      --------------

GROSS PROFIT                                                        1,642,805          721,684        2,917,618           1,314,587
                                                                  -----------      -----------     ------------      --------------

OPERATING EXPENSES
  Selling, general and administrative                               1,104,089          597,337        2,036,254           1,095,828
                                                                  -----------      -----------     ------------      --------------

INCOME FROM OPERATIONS                                                538,716          124,347          881,364             218,759
                                                                  -----------      -----------     ------------      --------------

OTHER INCOME (EXPENSE)
  Interest expense                                                    (56,884)         (23,962)         (94,515)            (43,895)
  Gain on sale of building                                                  -           85,922                -              85,922
                                                                  -----------      -----------     ------------      --------------
                                                                      (56,884)          61,960          (94,515)             42,027
                                                                  -----------      -----------     ------------      --------------

INCOME  BEFORE INCOME TAXES                                           481,832          186,307          786,849             260,786

INCOME TAXES                                                          188,043           76,387          307,000             106,924
                                                                  -----------      -----------     ------------      --------------
NET INCOME                                                        $   293,789      $   109,920     $    479,849         $   153,862
                                                                  ===========      ===========     ============      ==============
BASIC EARNINGS PER COMMON SHARE                                   $      0.12      $      0.05     $       0.20         $      0.06
                                                                  ===========      ===========     ============      ==============
DILUTED EARNINGS PER COMMON SHARE                                 $      0.10      $      0.04     $       0.17         $      0.06
                                                                  ===========      ===========     ============      ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                             2,468,195        2,430,552        2,452,799           2,427,044
                                                                  ===========      ===========     ============      ==============
  Diluted                                                           2,883,822        2,518,380        2,837,378           2,527,009
                                                                  ===========      ===========     ============      ==============



                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                           STATEMENTS OF CASH FLOWS

             Twenty-six weeks ended June 30, 2000 and July 2, 1999
             -----------------------------------------------------

                                                                       2000                   1999
                                                                    ----------             ----------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $    479,849           $    153,862
                                                                    ------------           ------------
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization                                        169,410                163,892
    Provision for doubtful accounts                                        5,000                  6,024
    Inventory reserves                                                    79,569                 (2,185)
    Gain on sale of property and equipment                                     -                (85,922)
    (Increase) decrease in assets:
      Accounts receivable                                               (456,639)              (332,849)
      Inventory                                                       (1,924,817)            (1,324,575)
      Prepaid expenses and other assets                                  (42,447)              (118,515)
    Increase (decrease) in liabilities:
      Accounts payable                                                   968,731                381,900
      Accrued expenses and taxes                                          23,124                179,851
      Unearned revenues                                                  (41,465)                78,916
                                                                    ------------           ------------
        Total adjustments                                             (1,219,534)            (1,053,463)
                                                                    ------------           ------------
          Net cash used in operating activities                         (739,685)              (899,601)
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (278,088)              (134,434)
  Proceeds from the sale of property and equipment                             -                147,615
                                                                    ------------           ------------
          Net cash provided by (used in) investing activities           (278,088)                13,181
                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                       731,100                945,000
  Principal payments on long-term debt                                  (220,001)               (36,953)
  Principal payments on capital lease obligation                               -                 (8,681)
  Long-term borrowings                                                   400,000                      -
  Net proceeds from exercise of stock options                            102,413                 36,750
                                                                    ------------           ------------
          Net cash provided by financing activities                    1,013,512                936,116
                                                                    ------------           ------------

INCREASE (DECREASE) IN CASH                                               (4,261)                49,696

CASH - Beginning of period                                                35,296                 35,101
                                                                    ------------           ------------
CASH - End of period                                                $     31,035           $     84,797
                                                                    ============           ============



                See accompanying notes to financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                     STATEMENTS OF CASH FLOWS (CONTINUED)

             Twenty-six weeks ended June 30, 2000 and July 2, 1999
             -----------------------------------------------------

                                                         2000          1999
                                                         ----          ----
                                                            (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                     $  91,940      $  44,192
                                                      =========      =========

    Income taxes paid, net of refunds                 $ 430,589      $  36,268
                                                      =========      =========














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


Note 2.   Summary of Significant Accounting Policies


          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 1999. Interim results are not necessarily indicative of results for the full year.


          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.   Short-Term Debt


          In February 2000, the Company entered into an agreement with a new financial institution to establish a $2,500,000 line of credit, with monthly interest payments at prime (9.50% at June 30, 2000) minus .25%. The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company. In May 2000, the Company extended this agreement and increased the limit to $3,000,000. In August 2000, the Company increased the limit to $7,000,000 and reduced the interest rate to prime minus 0.85%.

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




Note 5.   Stockholders' Equity


          On February 16, 2000 the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 26, 2000, to increase the number of shares reserved for issuance from 600,000 to 1,200,000 common shares.


          On June 26, 2000, the shareholders approved amendments to the Company's Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 10,000,000 and to authorize a class of "blank check" preferred shares consisting of 4,000,000 authorized shares. No preferred shares were issued or outstanding at June 30, 2000.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from any of our major customers, three of whom accounted for 56% of our sales during 1999, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose systems our business is based, and with whom we have significant contracts, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, our ability to respond to technological changes, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, including our ability to manage our growth effectively, and other factors.


On March 7, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend payable on March 31, 2000, to shareholders of record on March 14, 2000. The effect of the stock split has been recognized in all share and per share data in the following discussion of Results of Operations.

Results of Operations

Twenty-six weeks ended June 30, 2000 (unaudited) compared to twenty-six weeks ended July 2, 1999 (unaudited)

SALES

Our sales were $11,766,599 for the twenty-six weeks ended June 30, 2000, an increase of 132% over sales of $5,073,245 for the comparable period of 1999.

Our product sales increased 173% in the first twenty-six weeks of 2000, to $9,909,949. The increase in product sales was fully attributable to the addition of new customers since July 2, 1999.

Our service sales for the first twenty-six weeks of 2000 were $1,856,650, which was 29% higher than the first twenty-six weeks in 1999. We provide repairs and logistics management services for a specific list of electronic computer circuit boards and other computer components for one large and several smaller Original Equipment Manufacturer
(OEM) customers. During the first quarter of 2000, we began providing additional logistics and material management services to our largest customer, resulting in higher revenue.

Our relative levels of growth of product and service sales continued a multi-year trend of an evolution in the mix of the two types of sales. Product sales, as a percentage of total sales have grown from 56% in 1996, to 65% in 1997, to 68% in 1998, to 74% in 1999, to 84% through the first twenty-six weeks of 2000. Service sales, as a percentage of total sales, have gone from 44%, to 35%, to 32%, to 26%, to 16% over the same period.

GROSS PROFIT

Our gross profit increased from $1,314,586 in the first twenty-six weeks of 1999 to $2,917,618 in the first twenty-six weeks of 2000, an increase of 122%. Most elements of cost of goods sold declined as a percentage of revenue in 2000 compared to 1999, for both the product and service segments.

Overall, we experienced some economies of scale in 2000. Direct labor declined from 7% of sales to 6%. Overhead declined from 10% to 6%, despite a significant increase in facility costs associated with a six-fold increase in the size of our facility.

The gross margin on product sales was 23% for the first twenty-six weeks of 2000, compared to 20% for the first twenty-six weeks of 1999. The improvement was attributable entirely to declines in labor and overhead as a percentage of sales. Material costs as a percentage of sales increased approximately 1% in 2000 compared to 1999. The primary reason for the relative increase in material costs was the fact that a few large product projects were in the prototype stage during 2000, which usually involves component changes, resulting in some scrap and higher material usage than typically is found in the production stage.

The gross margin on our service sales decreased to 36% for the first twenty-six weeks of 2000, from 40% for the first twenty-six weeks of 1999. The decline was due to the addition in 2000 of material and logistics management services, which are more labor-intensive and space-intensive than repair services, and have lower gross margins.

The decline in the gross margin on our service sales contributed to our overall gross margin decreasing 1%, from 26% in the first twenty-six weeks of 1999 to 25% in the comparable period in 2000. The overall decline in gross margin was also partially due to the fact that the mix of sales changed from 72% product and 28% service in 1999 to 84% product and 16% service in 2000.

OPERATING EXPENSES

Our operating expenses totaled $2,036,254 for the first twenty-six weeks of 2000, compared with $1,095,828 for the first twenty-six weeks of 1999. The 86% increase from 1999 to 2000 was less than both the 132% rate of growth of sales and the 122% increase in gross profit.

The majority of the increase came from higher wages from an expanded professional technical staff, caused by the significantly higher number of customer product design projects. The other major expense categories contributing to the increase were facility costs, relating to our relocation to a larger building, and higher professional fees, relating to becoming a fully SEC-reporting company.

As a percentage of sales, operating expenses decreased from 22% in 1999 to 17% in 2000. Income from operations increased 303% to $881,364 (7% of sales) for the first twenty-six weeks of 2000, from $218,758 (4% of sales) for the first twenty-six weeks of 1999.

OTHER INCOME AND EXPENSE

In anticipation of higher sales volumes, we entered into a new financing package with Key Bank in March, 2000. The package included an installment loan of $400,000 and a revolving line of credit. The two new loans were used to liquidate loans we had with our previous bank. At June 30, 2000 the balance of the line of credit was $2,031,100. Primarily as a result of our increased use of our line of credit to support higher accounts receivable and inventory, interest expense in the first twenty-six weeks of 2000 grew 115% from the first twenty-six weeks of 1999.

In May 1999, we sold the building in which we previously conducted operations. The building sale resulted in a gain before taxes of $85,922. Netted against interest expense, the net other income for the first twenty-six weeks of 1999 was $42,027 compared to net other expense in 2000 of $94,515, a difference of $136,542.

INCOME TAXES AND NET INCOME

The improved income from operations exceeded the increase in net other expense, and resulted in income before income taxes of $786,849 for the first twenty-six weeks of 2000, compared to $260,786 for the first twenty-six weeks of 1999. Consequently, income tax expense increased from $106,924 in 1999 to $307,000 in 2000. Net income was $479,849 (4% of sales) for the first twenty-six weeks of 2000, compared to $153,862 (3% of sales) for the first twenty-six weeks of 1999, an increase of 212%. Without the building sales in 1999, net income would have been only 2% of sales.

Our basic earnings per share improved from $0.06 for the first twenty-six weeks of 1999, to $0.20 for the first twenty-six weeks of 2000. Fully diluted earnings per share improved from $0.06 for the first twenty-six weeks of 1999, to $0.17 for the first twenty-six weeks of 2000. Without the building sale, earnings per share in 1999 would have been only $0.04.

LIQUIDITY AND CAPITAL RESOURCES

During the first twenty-six weeks of 2000, we used $739,685 of cash in our operating activities, compared to a use of $899,601 for the first twenty-six weeks of 1999. The largest use of cash was an increase of $1,924,817 in inventory. Primarily, the purchases of inventory were made for customer product orders expected to be fulfilled in the 3rd quarter of 2000. Another use of cash was the increase in accounts receivable of $456,639. That increase was fully attributable to the fact that June sales exceeded $2.5 million, our second-highest monthly sales total. We expect to maintain a substantial investment in inventory for the foreseeable future in order to support our expected growth in product sales. The increases in inventory and accounts receivable were partially offset by increases in our liabilities, particularly accounts payable, which increased by $968,731 during the first twenty-six weeks of 2000. Expanded credit from our vendors was crucial to our ability to increase our purchases of inventory components to support our increased product sales.

We used $278,088 of cash in our investing activities in the first twenty-six weeks of 2000, compared to net proceeds of $13,181 in the comparable period of 1999. Most of the investments were for furniture and computer equipment for new employees. We also invested in leasehold improvements in our new facility. In 1999 our investment of $134,434 in fixed assets was offset by proceeds of $147,615 from the sale of our building.

In March 2000, we entered into a new loan agreement with Key Bank in order to increase our borrowing capacity and to reduce our interest rates. The initial package with Key included a revolving line of credit and a $400,000 term loan requiring 36 monthly principal and interest payments of $12,627. Both instruments have an interest rate of prime minus 0.25%. The line of credit initially had a limit of the lower of $2,500,000, or a percentage of our eligible accounts receivables and inventory. In May 2000, the limit of the line of credit was increased to $3,000,000. In August 2000, the limit of the line of credit was increased to $7,000,000, and the interest rate was reduced to prime minus 0.85%. The loan agreement also includes a $250,000 lease line of credit for purchases of equipment and furnishings. The loan agreement requires us to meet certain financial targets and to comply with certain other covenants, including restrictions on paying dividends, incurring additional indebtedness and liens, guarantees of other obligations, and reorganizations. Our obligations under the loan agreement are collateralized by substantially all of our assets.

The initial draw on the line of credit was approximately $1,475,000. Combined with the $400,000 term loan, the proceeds were used to retire a term loan and line of credit at Firstar Bank. The payoffs of those loans were approximately $175,000 and $1,700,000, respectively. At June 30, 2000, the line of credit balance was $2,031,100. We had not yet made any draws against the lease line of credit.

In the first twenty-six weeks of 2000, our overall financing activities provided cash of $1,013,512, compared to $936,116 in the comparable period in 1999. Long-term debt increased by a net of approximately $180,000 and the line of credit increased by approximately $731,000. We also received $102,413 from employees exercising stock options.

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

We believe that if we continue with steady growth, then the new loan agreement will be sufficient to meet our financing needs for the intermediate term. However, we believe that we could need to raise additional debt and/or equity capital in order to fund larger product sales opportunities that may arise. We are currently investigating alternatives. Those alternatives include specific bank financing for customer sales projects, and for fixed asset acquisitions. We are also pursuing expanded credit terms from some suppliers for specific projects. For the longer term we will consider additional debt or equity financing.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held June 14, 2000. The annual meeting was adjourned until June 26, 2000, at which time the meeting was reconvened and additional votes were accepted on the various proposals presented to the shareholders.

(b)      Thomas J. Carr, Robert V.R. Ostrander, Paul H. Lambert, John D. Bair,
         C. Robert Hahn, and Thomas M. O'Leary were elected as directors at the meeting.

(c)      Matters voted upon at the meeting were as follows:

1. A proposal to Amend the Company's Amended and Restated Code of Regulations to create two classes of directors, with the terms of office of each class expiring every other year and the number of directors in each class fixed at four. The results of the shareholder vote were as follows: 1,349,107 in favor, 13,366 against, and 49,020 abstentions.

2. A proposal to elect three Class I directors and three Class II directors. The following three directors were elected as Class I directors to one year terms: Thomas J. Carr with 2,353,874 votes for and 10,800 votes withheld; Robert V.R. Ostrander with 2,355,274 votes for and 9,400 votes withheld; and Paul H. Lambert with 2,355,274 votes for and 9,400 votes withheld. The following three directors were elected as Class II directors to two year terms: John D. Bair with 2,353,874 votes for and 10,800 votes withheld; C. Robert Hahn with 2,355,274 votes for and 9,400 votes withheld; and Thomas M. O'Leary with 2,355,274 votes for and 9,400 votes withheld.

3. A proposal to amend the Company's Amended and Restated Articles of Incorporation to require the affirmative vote of shares representing at least 75% of the voting power of the Company to approve mergers, acquisitions or other matters for which Ohio law specifies a required percentage vote of shareholders unless the transaction has previously been approved by the vote of at least two-thirds of the members of the Board of Directors. The results of the shareholder vote were as follows: 1,355,157 in favor, 19,536 against, 36,800 abstentions, and 953,181 broker non-votes.

4. A proposal to amend the Company's Amended and Restated Code of Regulations to require the affirmative vote of shares representing at least 75% of the voting power of the Company to amend the provisions governing the two classes of directors and the removal of directors unless the amendment has previously been approved by the vote of at least two-thirds of the members of the Board of Directors. The results of the shareholder vote were as follows: 1,353,877 in favor, 20,016 against, 37,600 abstentions, and 953,181 and broker non-votes.

5. A proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 5,000,000 to 10,000,000. The results of the shareholder vote were as follows: 2,315,274 in favor, 43,900 against, 5,500 abstentions, and 0 broker non-votes.

6. A proposal to amend the Company's Amended and Restated Articles of Incorporation to authorize a class of preferred shares consisting of 4,000,000 authorized shares. The results of the shareholder vote were as follows: 1,286,353 in favor, 82,120 against, 43,020 abstentions, and 953,181 broker non-votes.

7. Proposed amendments to the Pinnacle Data System, Inc. 1995 Stock Option Plan which increase the number of shares that may be issued upon the exercise of stock options and which modify the terms of the Plan to reflect certain changes in the administration and operation of the Plan. The results of the shareholder vote were as follows: 1,304,967 in favor, 93,826 against, and 12,700 abstentions.

8. A proposal to approve the Pinnacle Data Systems, Inc. 2000 Directors' Stock Option Plan. The results of the shareholder vote were as follows:
         1,301,367 in favor, 63,126 against, and 47,000 abstentions.

9. A proposal to ratify the selection of Hausser + Taylor LLP as the Company's independent accountants for the year ending December 31, 2000. The results of the shareholder vote were as follows: 2,322,708 in favor, 5,556 against, and 36,410 abstentions.

(d)      Inapplicable

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


                                          -------------------------------------
                                               PINNACLE DATA SYSTEMS, INC.


Date________________                     /s/ John D. Bair
                                         -------------------------------------
                                         John D. Bair, Chief Executive Officer


Date________________                     /s/ Thomas J. Carr
                                         -------------------------------------
                                         Thomas J. Carr, Chief Financial Officer