Form 10QSB
period 2000-09-30
PINNACLE DATA SYSTEMS INC
filed 2000-11-09
CIK 1004608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from __________ to ________

              Commission file number: 0-28483
                                      -------


                           PINNACLE DATA SYSTEMS, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Ohio                                        31-1263732
          ----                                        ----------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                      6600 Port Road, Groveport, Ohio 43125
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (614) 748-1150
                           ---------------------------
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,316,004 common shares, without par value, as of November 1, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                         PART I - Financial Information


Item 1.  Financial Statements.









To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio


                         Independent Accountants' Report

               We have reviewed the accompanying balance sheet of Pinnacle Data Systems, Inc. as of September 30, 2000, and the related statements of income and cash flows for the thirteen weeks and thirty-nine weeks then ended. These financial statements are the responsibility of the management of Pinnacle Data Systems, Inc.

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




                                         /s/ HAUSSER + TAYLOR LLP




Columbus, Ohio
October 17, 2000

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                  BALANCE SHEET

                               September 30, 2000

                                   (UNAUDITED)

               ASSETS
               ------

CURRENT ASSETS
  Cash                                                            $       31,625
  Accounts receivable, net of allowance for doubtful
  accounts of $20,000                                                  3,304,533
  Inventory                                                            5,068,861
  Other prepaid expenses                                                 261,853
  Deferred income taxes                                                  132,000
                                                                       ---------
                                                                       8,798,872
                                                                       ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                 177,550
  Furniture and fixtures                                                 311,842
  Computer equipment                                                   1,241,812
  Shop equipment                                                         307,612
  Vehicle                                                                 21,846
                                                                       ---------
                                                                       2,060,662
  Less accumulated depreciation                                        1,050,194
                                                                       ---------
                                                                       1,010,468
                                                                       ---------
OTHER ASSETS
  Deposits                                                                18,112
                                                                       ---------
                                                                  $    9,827,452
                                                                       =========

                 See accompanying notes to financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                  BALANCE SHEET

                               September 30, 2000

                                   (UNAUDITED)



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES
  Line of credit                                                        $  2,063,200
  Current portion of long-term debt                                          126,521
  Accounts payable                                                         2,956,134
  Accrued expenses:
    Wages and payroll taxes                                                  159,384
    Vacation                                                                  80,985
    Profit sharing plan                                                       59,670
    Income taxes                                                             277,687
    Other                                                                    230,477
  Unearned service revenue                                                    69,463
                                                                           ---------
                                                                           6,023,521
                                                                           ---------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                       214,223
  Deferred income taxes                                                       14,000
                                                                           ---------
                                                                             228,223
                                                                           ---------
                                                                           6,251,744
                                                                           ---------
STOCKHOLDERS' EQUITY
  Common stock; no par value; 10,000,000 shares authorized;
   5,283,004 shares issued and outstanding                                 1,966,513
  Preferred stock; no par value; 4,000,000 shares authorized;
   no shares issued or outstanding                                           -
  Additional paid-in capital                                                 214,506
  Retained earnings                                                        1,394,689
                                                                           ---------
                                                                           3,575,708
                                                                           ---------
                                                                        $  9,827,452
                                                                           =========

                 See accompanying notes to financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                              STATEMENTS OF INCOME


                                                               For the Thirteen Weeks Ended       For the Thirty-nine Weeks Ended
                                                              September 30,      October 1,        September 30,        October 1,
                                                                 2000               1999               2000                1999
                                                                 ----               ----               ----                ----
                                                                      (unaudited)                           (unaudited)
SALES
  Product sales                                            $   4,877,515    $   2,050,567       $  14,787,463    $   5,681,529
  Service sales                                                1,392,918          838,728           3,249,568        2,281,011
                                                           -------------    -------------       -------------    -------------
                                                               6,270,433        2,889,295          18,037,031        7,962,540
                                                           -------------    -------------       -------------    -------------
COST OF SALES
  Product sales                                                3,812,082        1,622,238          11,466,464        4,518,789
  Service sales                                                  733,156          501,856           1,927,755        1,363,963
                                                           -------------    -------------       -------------    -------------
                                                               4,545,238        2,124,094          13,394,219        5,882,752
                                                           -------------    -------------       -------------    -------------
GROSS PROFIT                                                   1,725,195          765,201           4,642,812        2,079,788
OPERATING EXPENSES                                         -------------    -------------       -------------    -------------
  Selling, general and administrative                          1,127,047          637,229           3,163,302        1,733,057
                                                           -------------    -------------       -------------    -------------
INCOME FROM OPERATIONS                                           598,148          127,972           1,479,510          346,731
                                                           -------------    -------------       -------------    -------------
OTHER INCOME (EXPENSE)
  Interest expense                                               (56,348)         (25,162)           (150,863)         (69,057)
  Gain on sale of building                                             -                -                   -           85,922
                                                           -------------    -------------       -------------    -------------
                                                                 (56,348)         (25,162)           (150,863)          16,865
                                                           -------------    -------------       -------------    -------------
INCOME  BEFORE INCOME TAXES                                      541,800          102,810           1,328,647          363,596
INCOME TAXES                                                     211,000           41,977             518,000          148,901
                                                           -------------    -------------       -------------    -------------
NET INCOME                                                 $     330,800    $      60,833       $     810,647    $     214,695
                                                           =============    =============       =============    =============
BASIC EARNINGS PER COMMON SHARE                            $        0.06    $        0.01       $        0.16    $        0.04
                                                           =============    =============       =============    =============
DILUTED EARNINGS PER COMMON SHARE                          $        0.06    $        0.01       $        0.14    $        0.04
                                                           =============    =============       =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                        5,105,722        4,867,871           4,972,202        4,860,137
                                                           =============    =============       =============    =============
  Diluted                                                      5,883,650        5,147,486           5,664,808        5,120,079
                                                           =============    =============       =============    =============

                See accompanying notes to financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF CASH FLOWS

         Thirty-nine weeks Ended September 30, 2000 and October 1, 1999
         --------------------------------------------------------------



                                                                      2000               1999
                                                                      ----               ----
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $    810,647       $    214,695
  Adjustments to reconcile net income to net cash used             ------------       ------------
   in operating activities:
    Depreciation and amortization                                       251,958            232,862
    Provision for doubtful accounts                                      10,000              9,000
    Inventory reserves                                                  119,342             (5,593)
    Gain on sale of property and equipment                                    -            (85,922)
    (Increase) decrease in assets:
      Accounts receivable                                              (844,452)          (599,772)
      Inventory                                                      (2,510,922)        (1,157,857)
      Prepaid expenses and other assets                                (126,815)          (149,656)
    Increase in liabilities:
      Accounts payable                                                1,176,918            521,561
      Accrued expenses and taxes                                        247,911            177,226
      Unearned revenues                                                   8,210             26,763
                                                                   ------------       ------------
        Total adjustments                                            (1,667,850)        (1,031,388)
                                                                   ------------       ------------
          Net cash used in operating activities                        (857,203)          (816,693)
                                                                   ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                  (406,208)          (338,640)
  Proceeds from the sale of property and equipment                            -            133,552
                                                                   ------------       ------------
          Net cash used in investing activities                        (406,208)          (205,088)
                                                                   ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                      763,200          1,020,000
  Principal payments on long-term debt                                 (254,335)           (52,953)
  Principal payments on capital lease obligation                              -            (13,021)
  Long-term borrowings                                                  400,000                  -
  Net proceeds from exercise of stock options                           350,875             43,500
                                                                    -----------       ------------
          Net cash provided by financing activities                   1,259,740            997,526
                                                                    -----------       ------------
DECREASE IN CASH                                                         (3,671)           (24,255)

CASH - Beginning of period                                               35,296             35,101
                                                                    -----------       ------------
CASH - End of period                                                $    31,625       $     10,846
                                                                    ===========       ============


                 See accompanying notes to financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

         Thirty-nine weeks Ended September 30, 2000 and October 1, 1999
         --------------------------------------------------------------

                                                      2000             1999
                                                      ----             ----
                                                           (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                 $     135,529    $      69,354
                                                   ============     ============
    Income taxes paid, net of refunds             $     430,534    $      36,268
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

Note 3.   Short-Term Debt

          In February 2000, the Company entered into an agreement with a new financial institution to establish a $2,500,000 line of credit, with monthly interest payments at prime minus .25%. In May 2000, the Company extended this agreement and increased the limit to $3,000,000. In August 2000, the limit of the line of credit was increased to $7,000,000 and the interest rate was reduced to prime (9.50% at September 30, 2000) minus 0.85%. The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company.

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

Note 5.   Stockholders' Equity

          On February 16, 2000, the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 24, 2000, to increase the number of shares reserved for issuance from 600,000 to 1,200,000 common shares.

          On March 7, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend payable on March 31, 2000, to shareholders of record on March 14, 2000. All share and per share amounts have been adjusted to reflect the 2-for-1 stock split. On October 4, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend payable on October 31, 2000, to shareholders of record on October 16, 2000. All share and per share amounts have been adjusted to reflect the 2-for-1 stock split.

          On June 24, 2000, the shareholders approved amendments to the Company's Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 10,000,000 and to authorize a class of "blank check" preferred shares consisting of 4,000,000 authorized shares. No preferred shares were issued or outstanding at June 30, 2000.

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

                          PINNACLE DATA SYSTEMS, INC.

                                  (DBA PDSi)


                         NOTES TO FINANCIAL STATEMENTS



Note 8.   Operating Segments

          The Company's reportable segments include Service Sales and Product Sales. The Company designs, assembles and sells computer products and provides computer repair and other related services primarily to Original Equipment Manufacturers (OEMs) in industries such as telecommunications, medical systems, process control, and government. Products are custom designed to meet the needs of customers. The other column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.

          Segment information for the thirty-nine weeks ended September 30, 2000 and October 1, 1999, was as follows:


                               Thirty-nine Weeks Ended September 30, 2000
                        -------------------------------------------------------
                            Service        Product
                             Sales          Sales         Other       Total
                             -----          -----         -----       -----

Sales                   $  3,249,568   $  14,787,463   $       -   $ 18,037,031
Gross profit               1,321,812       3,321,000           -      4,642,812
Operating earnings           715,015       1,708,993      (944,498)   1,479,510
Depreciation and
 amortization                107,439          76,020        68,499      251,958
Total assets               1,517,744       7,919,160       390,548    9,827,452
Capital expenditures          99,224         120,577       186,407      406,208


                               Thirty-nine Weeks Ended October 1, 1999
                        -------------------------------------------------------
                            Service        Product
                             Sales          Sales         Other       Total
                             -----          -----         -----       -----

Sales                   $  2,281,011    $  5,681,529   $      -    $  7,962,540
Gross profit                 917,048       1,162,740          -       2,079,788
Operating earnings           583,685         315,735     (552,689)      346,731
Depreciation and
 amortization                117,775          36,793       78,294       232,862
Total assets               1,337,080       4,079,065      325,456     5,741,601
Capital expenditures          67,028         183,038       88,574       338,640

                          PINNACLE DATA SYSTEMS, INC.

                                  (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS

Note 9.         Effects of Recent Accounting Pronouncements

                In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on its income statement presentation, operating results, or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.


The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from any of our major customers, three of whom accounted for 56% of our sales during1999, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose systems our business is based, and with whom we have significant contracts, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, including our ability to manage our growth effectively, and other factors.

On March 7, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend payable on March 31, 2000, to shareholders of record on March 14, 2000. On October 4, 2000, the Board of Directors declared a 2-for-1 stock split in the form of a 100 percent stock dividend payable on October 31, 2000, to shareholders of record on October 16, 2000. The effect of both stock splits has been recognized in all share and per share data in the following discussion of Results of Operations.

Results of Operations

Thirty-nine weeks ended September 30, 2000 (unaudited) compared to Thirty-nine weeks ended October 1, 1999 (unaudited)

SALES

Our sales were $18,037,031 for the thirty-nine weeks ended September 30, 2000, an increase of 127% over sales of $7,962,540 for the comparable period of 1999.

Our product sales increased 160% in the first thirty-nine weeks of 2000, to $14,787,463. The increase in product sales was fully attributable to the addition of new customers in 2000.

Our service sales for the first thirty-nine weeks of 2000 were $3,249,568, which was 42% higher than the first thirty-nine weeks in 1999. We provide repairs and logistics management services for a specific list of electronic computer circuit boards and other computer components for one large and several smaller Original Equipment Manufacturer (OEM) customers. During the first quarter of 2000, we began providing additional logistics and material management services to our largest customer, resulting in higher revenue.

Our relative levels of growth of product and service sales continued a multi-year trend of an evolution in the mix of the two types of sales. Product sales, as a percentage of total sales have grown from 56% in 1996, to 65% in 1997, to 68% in 1998, to 71% in 1999, to 82% through the first thirty-nine weeks of 2000. Service sales, as a percentage of total sales, have gone from 44 %, to 35%, to 32%, to 29%, to 18% over the same period.

GROSS PROFIT

Our gross profit increased from $2,079,790 in the first thirty-nine weeks of 1999 to $4,642,813 in the first thirty-nine weeks of 2000, an increase of 123%. Most elements of cost of goods sold declined as a percentage of revenue in 2000 compared to 1999, for both the product and service segments.

Overall, we have experienced some economies of scale in 2000. Direct labor declined from 7% of sales to 6%. Overhead declined from 10% to 6%, despite a significant increase in facility costs associated with doubling the size of our facility.

The gross margin on product sales was 22% for the first thirty-nine weeks of 2000, compared to 20% for the first thirty-nine weeks of 1999. The improvement was attributable entirely to declines in labor and overhead as a percentage of sales. Material costs as a percentage of sales increased approximately 1% in 2000 compared to 1999. The primary reason for the relative increase in material costs was the fact that a few large product projects were in the prototype stage during 2000, which usually involves component changes, resulting in some scrap and higher material usage than typically is found in the production stage.

The gross margin on our service sales increased slightly to 41% for the first thirty-nine weeks of 2000, from 40% for the first thirty-nine weeks of 1999. The continued shift from TPM to OEM service resulted in a reduction in the cost of materials from 21% to 11%. The decline in material costs as a percentage of service revenue was offset by an increase in the cost of labor from 20% of revenue to 30% of revenue, due to the addition in 2000 of material and logistics management services, which are more labor-intensive.

Our overall gross margin remained approximately 26% in the first thirty-nine weeks of 2000, as it was in the comparable period in 1999.

OPERATING EXPENSES

Our operating expenses totaled $3,163,302 for the first thirty-nine weeks of 2000, compared with $1,733,057 for the first thirty-nine weeks of 1999. The 83% increase from 1999 to 2000 was less than both the 127% rate of growth of sales and the 123% increase in gross profit.

The majority of the increase came from higher wages from an expanded professional technical staff, caused by the significantly higher number of customer product design projects. The other major expense categories contributing to the increase were facility costs, relating to our relocation to a larger building, and higher professional fees, relating to becoming a fully SEC-reporting company.

As a percentage of sales, operating expenses decreased from 22% in 1999 to 18% in 2000. Income from operations increased 327% to $1,479,510 (8% of sales) for the first thirty-nine weeks of 2000, from $346,736 (4% of sales) for the first thirty-nine weeks of 1999.

OTHER INCOME AND EXPENSE

In anticipation of higher sales volumes, we entered into a new financing package with Key Bank in March of 2000. The arrangement included an installment loan of $400,000 and a revolving line of credit. The two new loans were used to liquidate loans we had with our previous bank. At September 30, 2000 the balance of the line of credit was $2,063,200. Primarily as a result of our increased use of our line of credit to support higher accounts receivable and inventory, interest expense in the first thirty-nine weeks of 2000 grew 118% from the first thirty-nine weeks of 1999.

In May 1999, we sold the building in which we previously conducted operations. The building sale resulted in a gain before taxes of $85,922. Netted against interest expense, the net other income for the first thirty-nine weeks of 1999 was $16,865 compared to net other expense in 2000 of $150,863, a difference of $167,728.

INCOME TAXES AND NET INCOME

The improved income from operations exceeded the increase in net other expense, and resulted in income before income taxes of $1,328,647 for the first thirty-nine weeks of 2000, compared to $363,596 for the first thirty-nine weeks of 1999. Consequently, income tax expense increased, from $148,901 in 1999 to $518,000 in 2000. Net income was $810,647 (4% of sales) for the first thirty-nine weeks of 2000, compared to $214,695 (3% of sales) for the first thirty-nine weeks of 1999, an increase of 278%. Without the building sale in 1999, net income would have been only 2% of sales.

Our basic earnings per share improved from $0.04 for the first thirty-nine weeks of 1999, to $0.16 for the first thirty-nine weeks of 2000. Fully diluted earnings per share improved from $0.04 for the first thirty-nine weeks of 1999, to $0.14 for the first thirty-nine weeks of 2000. Without the building sale, earnings per share in 1999 would have been only $0.03.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirty-nine weeks of 2000, we used $857,203 of cash in our operating activities, compared to a use of $816,693 for the first thirty-nine weeks of 1999. The largest use of cash was an increase of $2,510,922 in inventory. Primarily, the purchases of inventory were made for customer product orders expected to be fulfilled in the 4th quarter of 2000. Another use of cash was the increase in accounts receivable of $844,452. We expect to maintain a substantial investment in inventory for the foreseeable future in order to support our expected growth in product sales. The increases in inventory and accounts receivable were partially offset by increases in our liabilities, particularly accounts payable, which increased by $1,176,918 during the first thirty-nine weeks of 2000. Expanded credit from our vendors was crucial to our ability to increase our purchases of inventory components to support our increased product sales.

We used $406,208 of cash in our investing activities in the first thirty-nine weeks of 2000, compared to $205,088 in the comparable period of 1999. Most of the investments were for furniture and computer equipment for new employees. We also invested in leasehold improvements in our new facility. In 1999 our investment of $338,640 in fixed assets was offset by proceeds of $133,552 from the sale of our building.

In March 2000, we entered into a new loan agreement with Key Bank in order to increase our borrowing capacity and to reduce our interest rates. The initial package with Key included a revolving line of credit and a $400,000 term loan requiring 36 monthly principal and interest payments of $12,627. Both instruments had an interest rate of prime minus 0.25%. The line of credit initially had a limit of the lower of $2,500,000, or a percentage of our eligible accounts receivables and inventory. In August 2000, the limit of the line of credit was increased to $7,000,000 and the interest rate was reduced to prime minus 0.85%. The loan agreement also includes a $250,000 lease line of credit for purchases of equipment and furnishings. The loan agreement requires us to meet certain financial targets and to comply with certain other covenants, including restrictions on paying dividends, incurring additional indebtedness and liens, guarantees of other obligations, and reorganizations. Our obligations under the loan agreement are collateralized by substantially all of our assets.

The initial draw on the line of credit was approximately $1,475,000. Combined with the $400,000 term loan, the proceeds were used to retire a term loan and line of credit at Firstar Bank. The payoffs of those loans were approximately F$175,000 and $1,700,000, respectively. At September 30, 2000, the line of credit balance was $2,063,200. We have not yet made any draws against the lease line of credit.

In the first thirty-nine weeks of 2000, our overall financing activities provided cash of $1,259,740 compared to $997,526, in the comparable period in 1999. Long-term debt increased by a net of approximately $146,000 and the line of credit increased by approximately $763,200. We also received $350,875 from the exercise of stock options. As a result of the stock option exercises and net income earned during 2000, total stockholders equity has increased from less than $2.5 million to more than $3.5 million.

As we continue to grow, we will need to obtain additional working capital, to support higher levels of accounts receivable and inventory and we will need to fund additional investments in capital equipment. The amount of additional capital we will need will depend, in part, on the relative growth of our service and product segments.

We believe that if we continue with steady growth, then the new bank loan agreement will be sufficient to meet our immediate financing needs. However, we believe that we would need to raise additional debt and/or equity capital in order to fund larger product sales opportunities that may arise. We are currently investigating several alternatives. Those alternatives include a higher line of credit and specific bank financing for customer sales projects, and for fixed asset acquisitions. We are also pursuing expanded credit terms from some suppliers for specific projects. For the longer term we will consider additional debt or equity financing.