Form 10KSB
period 2000-12-31
PINNACLE DATA SYSTEMS INC
filed 2001-03-30
CIK 1004608

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________


                                  FORM 10-KSB


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                            -----------------
                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                         Commission File Number 0-28483

                          Pinnacle Data Systems, Inc.
         -------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                    Ohio                                      31-1263732
---------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
               or organization)

      6600 Port Road, Groveport, Ohio                           43125
-----------------------------------------                    ----------
(Address of principal executive offices)                      (Zip Code)

                Issuer's telephone number:    (614) 748-1150
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:


            Title of each class               Name of each exchange on which
                                                        registered
     Common Shares, without par value             American Stock Exchange
     --------------------------------             -----------------------


Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No
          -----        -----


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ ]

     State Issuer's revenues for its most recent fiscal year.   $25,316,439
                                                                -----------

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of March 26, 2001, was $12,648,248.

     On March 26, 2001, the Issuer had outstanding 5,443,004 common shares without par value, which is the Issuer's only class of common equity.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Registrant's Definitive Proxy Statement to be filed for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

PART I......................................................................   1
 Item 1.      Description of Business.......................................   1
 Item 2.      Description of Property.......................................  10
 Item 3.      Legal Proceedings.............................................  10
 Item 4.      Submission of Matters to a Vote of Security Holders...........  10
PART II.....................................................................  13
 Item 5.      Market for Common Equity and Related Stockholder Matters......  13
 Item 6.      Management's Discussion and Analysis or Plan of Operation.....  14
 Item 7.      Financial Statements and Supplementary Data...................  21
 Item 8.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................  44
PART III....................................................................  45
 Item 9       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............  45
 Item 10.     Executive Compensation........................................  45
 Item 11.     Security Ownership of Certain Beneficial Owners and Management  45
 Item 12.     Certain Relationships and Related Transactions................  45
 Item 13.     Exhibits and Reports on Form 8-K..............................  46
SIGNATURES..................................................................  50


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. Portions of this Annual Report on Form 10-KSB (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are described in Item 6 of this Form 10-KSB. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I


Item 1.    Description of Business.

Background

We design, assemble and sell computer products and provide computer repair and other related services primarily to Original Equipment Manufacturers (OEMs) in industries such as telecommunications, medical systems, process control, and enterprise. During 2000, we reported revenue of approximately $25.3 million, net income of approximately $1 million, and total assets of approximately $15.5 million. Approximately 83% of our revenue is generated from product sales and approximately 17% is generated from services.

Our products are custom designed to meet the needs of our customers. Often customers have special computer system requirements that can not be met by off-the-shelf products alone. We help customers by engineering, designing, assembling and modifying computer equipment to meet customers' particular needs. We take circuit board type products manufactured by Sun Microsystems, Inc., one of the world's largest producers of computer systems, and combine it with technology that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered computer components requested by customers and assemble them along with other off the shelf computer peripherals into finished products for customers. Our products are based upon high performance computer processor technology from Sun Microsystems, Inc. In a typical system that we manufacture, approximately 50% of the components will be Sun products, 30% of the components will be off-the-shelf peripheral products such as power supplies and disk drives, and 20% will be products that we design and develop. These percentages will vary from product to product and our latest products are starting to include higher percentages of components and configurations designed and developed by us. By adding our own internally developed products and engineering capabilities to Sun's off-the-shelf board technology, we are able to offer solutions with minimal non-recurring engineering (product design) charges. These are turnkey, application-specific computer circuit boards and entire computer systems that our customer imbeds into the customer's products. See "Products."

We also offer end-of-life management and complete service and support to OEMs. Many manufacturers will include Sun Microsystems' boards and components in their own products. If Sun stops manufacturing that board or component, then the equipment manufacturer is left without a source to supply it with the parts needed to build its own products. Our end of life product management allows our customers to maximize their investment in technology by providing continued support for products no longer supported by the manufacturer. This allows OEMs to eliminate or delay the engineering and software development charges required to integrate new technology.

We also provide repair services for advanced technology systems, and printed circuit board assemblies. Our repair services are all depot repair, which means that the malfunctioning part is sent to us for repair. We do not provide any repairs outside of our facilities. Our repair services are focused on UNIX computer equipment and currently are limited predominantly to equipment manufactured by Sun Microsystems, Inc. We are partnering with Sun Microsystems to provide streamlined distribution of Sun parts to Sun customers using an online information management system that connects the two companies. Sun is billed monthly under the Distribution and Service Agreement. We also offer a repair service whereby we will, overnight, exchange a malfunctioning or broken electronic component or part for a similar component or part in our inventory. We will then repair the malfunctioning or broken component and include that part in our inventory as a replacement. We also generate revenue from the sale of spare parts and components.

We believe that the services segment of our business provides a competitive advantage to us in connection with our product sales, because we can offer the purchasers of our products a more complete answer to their system needs by providing not only products, but also service and support after the sale. We also believe that the product segment of our business provides us with a competitive advantage in connection with the services we provide, because product development and engineering activities keep us current with the latest technology and how to repair it. We consider our product and services segments to be equally important.

Almost all of our products and services are based on Sun's SPARC architecture. If for any reason Sun or its products began to experience significant difficulties in the market place or in operations or otherwise it could materially and adversely affect us.

We believe that our relationship with Sun Microsystems provides a significant advantage to us. We have a number of contracts with Sun under which Sun provides to us proprietary designs for its products or which enable us to utilize and sell Sun circuit board technology and operating systems or other software to our customers. Additionally, in 1997, we were accepted into the Sun Microelectronics' Partners Program. As a member of this program, our personnel make marketing calls on Fortune 500 companies, together with sales representatives of Sun, to provide complete technology solutions to mutual customers. In March 1999, we entered into a Repair Services Agreement with Sun Microsystems, Inc. under which we provide repair and testing services on Sun circuit boards and related components, and maintain an inventory for Sun of repaired boards and components. We then provide streamlined distribution of these components and parts to Sun Enterprise Service Division's stocking locations, field engineers or customers using an online information management system that connects the two companies. See "Contractual Relationships with Sun Microsystems, Inc. and its Affiliates".

We are much smaller in size than Sun Microsystems, Inc. In its most recently completed fiscal year, ending June 30, 2000, Sun reported revenue of approximately $16 billion, over 600 times greater than our current level of annual revenue. While we are relatively insignificant to Sun, we are significantly dependent upon our relationship with Sun. In 2000, approximately 14% of our sales were services sales made to Sun under a services agreement and approximately 7% of our sales were product sales to Sun made under purchase orders. In the same period, approximately 20% of our purchases of inventory were made from Sun. Additionally, we have entered into license agreements with Sun pursuant to which we sell products and services to third parties, which aggregated to approximately 45% of sales for 2000. For information about the various contracts we have with Sun, and the amount of revenue generated under each agreement. See "Contractual Relationships with Sun Microsystems, Inc. and its Affiliates".

If all of our relationships with Sun were to end, our operations would be adversely affected, particularly in the short term. However, we would continue to sell products to OEM's, and we would continue to provide repair and other services to TPM's and end-users. We would also continue to pursue providing repair-related services to other OEM's. We believe that a complete severing of all of the various Sun relationships is unlikely, because those relationships are diverse, and independent of one another.

Sun could elect to discontinue buying services from us, but because of the size and breadth of the services provided, we believe it would take several months for Sun to implement a replacement vendor or vendors to provide those services.

Development of the Business During Recent Years

Service Developments: During the last four years the focus of our repair
--------------------
services has changed from providing repairs for TPMs to providing repairs for OEMs. We have also become a direct part of Sun's repair system through our partnering under Sun's Virtual Logistics Network (VLN).

In 1996, we began providing depot repair services to OEMs. In early 1997, we entered into a joint venture as a minority partner of LogistixPDSi Services in Northern California to provide repair services to the OEM marketplace. In connection with this venture, we established a repair depot facility within the headquarters of the majority partner in Fremont, California. The joint venture entity was not successful and losses occurred during 1997.

In November 1997, we were offered an opportunity to establish a dedicated repair depot for Sun Microsystems in California. We terminated our participation in the joint venture, hired the joint venture employees and established a facility within the distribution center of our customer, Sun Microsystems. In late 1998, in anticipation of accepting a larger role in Sun's service business model, we closed the California facility and consolidated our operations in Columbus, Ohio.

In January 1999, we became a phase one implementation partner with Sun Microsystems in Sun's Virtual Logistics Network (VLN), which is a real-time spare/repair parts supply chain management system. While continuing to provide repair services to Sun, we began providing inventory management, order fulfillment, and logistics management services to Sun. Later in 1999, we received a meritorious performance supplier award from Sun for our participation in the VLN.

Product Developments: Prior to 1997 our products consisted of a variety of
--------------------
circuit boards and assemblies that we re-engineered and manufactured to meet a customer's particular need. These products were typically imbedded into our customers' proprietary products.

In 1997 and 1998, we began designing, integrating and manufacturing custom computer systems for OEMs. We developed and manufactured products for a relatively large number of customers. These products tended to involve varying levels of components designed and developed by us and wide ranges of technological development.

In late 1999 and 2000 we strove to focus our efforts on narrower ranges of products to achieve greater leverage of our technological developments and to focus on larger systems with higher percentages of components or configurations that we designed and developed. We made significant additions to our engineering staff to develop products for the future. During the last year the size of the orders for computer systems increased. The number of product customers generating at least $100,000 declined from 14 in 1999 to 11 in 2000. However, whereas the six largest product customers in 1999 generated sales of approximately $6.3 million, the six largest customers in 2000 generated sales of $18.2 million.

Organizational Developments: In early 1999, we entered into a 10-year lease for
---------------------------
56,000 square feet of space for our operations in a building located in a foreign-trade zone in Groveport Ohio, a suburb of Columbus. In January 2000, we amended our lease to expand the amount of square feet under lease to approximately 113,000. We sold the building in which we previously housed operations.

In early 2001, we undertook an internal departmental reorganization. We realigned our divisions along the service and product business segments. Our chief operating officer became the vice president of the service group. The vice president of sales and marketing became the vice president of the product group. The intent of the reorganization was to increase the focus and efficiency of the respective groups.

Background of Industry

Original equipment manufacturers in the telecommunications, medical systems, process control and enterprise markets embed advanced technology systems in their products to enhance functionality and performance. OEMs select a platform for their products based on the performance and availability required by the application. Management believes that OEMs who choose Sun Microsystem's SPARC platform make this decision based on the speed of Sun Microsystems processor technology and the stability of the UNIX operating system. Management further believes that the reliability and speed of Sun processors combined with the stability of Sun's Solaris operating systems provides excellent performance and system availability.

To fully integrate these systems into their products, OEMs often have special requirements that cannot be met by off-the-shelf products manufactured by Sun Microsystems. Traditionally, these companies modified off-the-shelf components to meet their specific needs, utilizing either in-house engineering resources or outside engineering firms to create custom system configurations. In doing so, these OEMs incurred significant non-recurring engineering (NRE) charges to cover development costs. As the pace of technology has increased and competition has intensified in these markets, OEMs are now less willing to incur the time and expense required to develop custom systems. Instead, they are looking for sources, such as us, that can provide application-specific systems and products with minimal engineering development time and expense. We believe OEMs will continue to look for ways to reduce product development time and cost without compromising their ability to customize technology to their application.

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

In the repair business there has been a trend during the last several years towards outsourcing in the electronics repair industry which we believe will continue in the future. We believe that this is due to: (1) the desire of OEMs to focus resources on their primary business, (2) the accelerated pace of new product introductions which is necessary for OEMs to keep pace with competition,
(3) the need to reduce costs, which can be accomplished by converting fixed costs of an internal service department into variable costs by outsourcing the service, and (4) the difficulties inherent in servicing a wide range of equipment produced by multiple vendors, as data centers have moved from using predominantly one company's hardware to using equipment from multiple vendors in many locations.

Products

Our products include complete systems, specially designed products, including boards and attach cards, and software. We resell some hardware and software manufactured by Sun Microsystems and other OEM's, as well as products developed internally by our engineers. Complete systems bring together hardware and software from multiple sources into fully integrated systems.

One type of product we develop and manufacture is known as a "High Availability" system. This includes redundant system components with sophisticated failover software. This allows systems to continue to operate despite failure of any component by the instantaneous transfer of system functions to the redundant backup system. These products have been purchased by companies primarily in the telecommunications industry that cannot afford a system failure or even the time delay involved in rebooting a system.

We have also developed products that allow OEMs to more fully integrate SPARC technology into their technology systems. These products include power supplies, specially modified motherboards, transition cards, and I/O boards.

We engage in research and development in connection with designing new products for customers. This work is done in response to requests from customers with specific product requirements. Upon completion of design and testing of the newly developed product, we typically receive orders for production of that product from the customer. During 2000 and 1999 we incurred $1,127,339 and $552,143, respectively, for research and development. These expenses were not paid by our customers but are typically recouped over time as part of the cost of the developed products that are sold to customers.

Software

We are a SunSoft Master Distributor and are authorized to provide our customers with the right to use Solaris, Sun Microsystem's UNIX operating system. We also resell failover software as part of our "High Availability" systems.

Services

We repair products that have been developed, manufactured, marketed and sold by other companies, and which generally have a well-established installed base as well as products developed internally. We also design and manufacture customized modifications to products of other companies for integration into existing systems. Due in part to the capital costs necessary to maintain adequate inventory and equipment to service large OEMs and TPMs, we have focused our services on products manufactured primarily by Sun Microsystems, Inc. and have built an inventory of Sun Microsystems components and parts.

Depot Repair Services: We provide OEMs, TPMs and end-users who maintain their
---------------------
own equipment the opportunity to outsource repairs of their proprietary products or products produced by third parties. The entity that is actually providing the maintenance service in the field will place an order with us for the repair of defective components or parts. The time of completion of the repair will be scheduled, with higher charges for shorter time frame repairs. We offer our customers a choice of 5-day and 15-day repair and return services. We also maintain an extensive inventory of spare components and offer the ability to provide replacement components or parts overnight from our existing inventory in exchange for the defective component or part, which is then repaired and included in inventory. For repairs not requiring overnight service, the entity maintaining the equipment in the field sends the defective component or part to us. Our electronic technicians then repair the component or part, test it, and ship it back to the customer. Since inception, we have specialized in the repair of hardware manufactured by Sun Microsystems, Inc. These systems are typically high-end workstations able to perform multi-tasking functions.

Sun Microsystems Logistics Management Services: In August 1999, we entered into
----------------------------------------------
an agreement with Sun Microsystems, Inc. to provide to Sun's Enterprise Services Division test and repair services, and inventory and logistics management services. Under this program, called the Virtual Logistics Network (VLN), we are partnering with Sun Microsystems to provide streamlined distribution of Sun components and parts to Sun customers using an online information management system that connects the two companies. We also provide management and logistics services to other vendors/partners of Sun that participate in the VLN.

Spare Parts Sales: Spare parts sales include sales of repaired parts, new parts,
-----------------
and reclaimed parts. There is a demand in the computer industry for the necessary parts and components to provide repair services. New components are often difficult to obtain and costly to purchase. We are able to provide a wide variety of parts at a significant discount compared to the cost of comparable new parts. Our spare parts capabilities enhance the efficiency of our other service offerings. We either supply the spare parts from our own inventory when we have a surplus of a particular part or component, or we acquire the requested parts from brokers or other suppliers of used equipment. We sometimes dismantle used equipment to obtain used components. We maintain an inventory consisting primarily of Sun Microsystems' spare parts and components.

Contract Manufacturing and Engineering: In certain cases, an OEM will outsource
--------------------------------------
the design and manufacture of a product to us. The outsourcing of manufacturing enables the OEM to transfer its internal manufacturing responsibilities to us, thereby enabling the OEM to reduce manufacturing costs and improve its return on assets. Our contract manufacturing services primarily involve products which have high engineering, technical and test content, and low to medium production requirements. We will also merge technology from a standard workstation to a customer's product with private labeling. In connection with these services, we will obtain orders for custom engineering and manufacturing services from entities which are customers of Sun Microsystems. These customers are using the Sun operating system software and want to continue to use the sun software in workstations, data servers or other applications not manufactured and sold by Sun. We will design and engineer modifications to the Sun component boards to fit the desired customized use and will then build the custom designed products for the customer. The end product is a component board or computer system that does not resemble the original Sun Microsystems board or system, but operates the Sun software and performs the same functions as the Sun board or system. Each product is unique and custom designed to the customer's specifications. Some of these products use commercially available parts configured to produce the desired function. In other cases, the custom-built product contains components or functions conceived and developed by our personnel.

End of Life Management: End of Life Management services bring together our board
----------------------
design and manufacturing, parts stocking, and repair capabilities to extend the life of technology that is no longer supported by the manufacturer. We will enter into an end of life service contract with our customers, which may include depot repair of installed technology as well as acquisition or manufacture of products that have been end-of-lifed (discontinued) by the manufacturer.

Extended Warranty Services.  In 1992, we began initial marketing efforts to
--------------------------
provide customers with extended warranty support services. Generally, we will extend warranty of the OEM's product for a fixed fee. We are willing to develop warranty programs specifically tailored to meet a customer's needs with the goal of fulfilling as many of the customer's repair needs as is required.

Contractual Relationships with Sun Microsystems, Inc. and its Affiliates

In August 1999, we entered into an agreement with Sun Microsystems, Inc. to provide to Sun's Enterprise Services Division test and repair services, and inventory and logistics management services. The agreement has a one-year term and renews automatically for additional one-year terms. In 2000, we generated approximately $3.4 million of revenue from this agreement, or approximately 14% of total revenue and 81% of service revenue. We consider this agreement to be of critical importance to our future viability, and consider it to be the basis of our prospects for future growth of the service segment. See "Services - Sun Microsystems Logistics Management Services".

We design and sell products under various technology license agreements with Sun Microsystems. Two of the license agreements are of material importance to our viability. It is not possible to cite the respective operating earnings contributions of the products sold under the two license agreements, as we do not allocate labor and overhead costs to individual products. Consequently, the respective revenue contributions are cited below. If either of these agreements is terminated it would significantly impede our ability to perform our design and manufacturing services.

In October 1997, we entered into a Development and Manufacturing License Agreement with Sun Microelectronics, a division of Sun Microsystems, Inc. pursuant to which we have been licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology.
We use this license in the custom design of products. The license enables us to use the Sun technology and make engineering or design changes to meet customers' specific needs. We generated revenue from these products of approximately $792,000 in 1999 and $7.1 million in 2000 (approximately 9% and 34% of total product revenue, respectively). We expect the portion of our products based on this license to increase in future years. Consequently, the importance of this license to us is likely to increase in future years. This license agreement was for a term of three years expiring in October 2000, but was automatically extended by its terms an additional year to October 2001. The license is subject to automatic renewals for one-year periods unless either party gives notice of non-renewal. The license can be terminated earlier upon default.

In May 1994, we entered into a microprocessor platform design license agreement with Sun Microsystems Computer Corporation, acting through its SPARC Technology Business Division, pursuant to which we have been licensed to develop, manufacture and sell products based upon and using the Sun SPARC microprocessor technology. We use this license in the custom design of products. The license enables us to use Sun technology and make engineering or design changes to meet customers' specific needs. We generated revenue from these products of approximately $1.7 million in 1999 and $2.4 million in 2000 (approximately 19% and 12% of total product revenue, respectively). The technology of this license is utilized in customer projects that began prior to 1997. It has not been utilized in any new customer projects since before 1997. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. Consequently, the importance of this license to us is likely to decline in future years. A license fee in the amount of $35,000 was paid in full upon execution of the license. This license agreement is for a term of 7 years expiring in 2001, subject to automatic renewal for one-year periods unless either party gives notice of non-renewal. The license can be terminated earlier upon default.

Sales and Marketing

We focus our marketing efforts on large OEMs and on TPMs. We have not traditionally maintained a field sales organization, and have recently utilized independent manufacturers' representative firms to generate sales opportunities. We are currently reducing our dependence on manufacturing representatives and are developing a direct field sales force. During 2000, we had revenue from three customers that represented approximately 63% of sales. Our largest customer in 2000, Bayer Diagnostics, accounted for approximately 28% of sales during 2000. During 1999, we had revenue from three customers that represented approximately 56% of sales. Our largest customer in 1999, Sun Microsystems, accounted for approximately 29% of our sales.

Competition

Competition for our specially designed products come from two primary sources:
(1) other companies that provide similar products, and (2) products that are competitive with Sun Microsystems' products.

A number of companies are now targeting the telecommunications industry, due to the continued growth in this market that is expected in the future. Many of these companies are more established than us and have substantially greater financial and other resources than we do. We believe we can differentiate ourselves from the competition through the strength of our close relationship with Sun Microsystems, our ability to offer a complete turnkey product/service solution, our unique product set, and our focus on providing off-the-shelf solutions wherever possible.

Primary competitive factors in the repair industry are price, scope and quality of a company's repair services and know-how. We compete with the in-house repair centers of OEMs and TPMs for end-of-life programs and for repair services. While we believe we offer a cost-effective repair solution to OEMs and TPMs and, therefore, believe these entities are our primary potential customers, there is no assurance that these entities will choose to outsource their repair needs and will not become our competitors. These entities could also choose to compete directly with us for the services of unrelated OEMs and TPMs and for end-users. In addition to competing with OEMs and TPMs, we also compete with a number of independent organizations similar to us.

In the contract manufacturing area, we compete against numerous entities that focus specifically on turnkey contract manufacturing. Many of the OEMs, TPMs and contract manufacturers with which we compete have significantly greater manufacturing, financial, technical and marketing resources than we do. Similarly, some of the independent depot repair businesses may generate significantly more revenues than us and may have greater manufacturing, financial, technical and marketing resources than we do.


Employees

As of March 26, 2001, we had a total of 103 employees, 99 of whom were full-time. None of our employees are subject to collective bargaining agreements, and we consider our relationship with our employees to be good.

Item 2.           Description of Property

We lease approximately 113,000 square feet of office, warehouse, laboratory and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. We have the option to extend the term of the lease for an additional five years. The building is in good condition. We believe that this space is adequate for the foreseeable future. We believe that there is additional space for lease in this building, if we need additional space. See Item 6, Management Discussion and Analysis.

In May 1999, we sold a 19,200 square foot building in which we formerly conducted our operations. The sale resulted in a gain of $85,922.


Item 3.           Legal Proceedings    .

We are not currently a party to any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

                 Executive Officers and Significant Employees of the Registrant.

Set forth below is information about the executive officers and other significant employees:


         Name                  Age                         Position
-----------------------    ------------  ---------------------------------------------
John D. Bair                   35        Chairman of the Board, President, and Chief
                                         Executive Officer

C. Robert Hahn                 48        Vice President, Service Group

Christopher L. Winslow         39        Vice President, Product Group

Thomas J. Carr                 47        Treasurer, Chief Financial Officer

Laura A. Palko                 39        Director of Human Resources

Joy S. Bair                    30        Secretary

John D. Bair, one of our founders, currently serves as chief executive officer and president. He has served as a director since inception, as the chairman of the board and chief executive officer since May 1996, and as president since 1998. He served as secretary from inception until October 1998. Mr. Bair holds a Bachelor of Science Degree in Computer and Information Science from the College of Engineering at The Ohio State University. Mr. Bair is the spouse of Joy Bair.

C. Robert Hahn is an executive officer and has served as vice president, product group since March 2001. He previously served as chief operating officer and vice president from June 1998 until March 2001. He served as president of the company from June 1996 to June 1998, and as vice president of sales and marketing from October 1994 to June 1996. He has served as a director since December 1995. Mr. Hahn previously worked for six years as general manager of Cranel, Inc., a distributor of computer peripheral products. Mr. Hahn holds a Bachelor Degree in Business Administration and a Master of Business Administration degree, both from Ohio University, and has been certified as a Certified Production and Inventory Manager by the American Production and Inventory Control Society.

Christopher L. Winslow is an executive officer and has served as vice president, product group since March 2001. He previously served as as vice president of marketing after joining us in September 2000. Prior to joining us, Mr. Winslow was executive vice president of Metatec International, a software manufacturing and logistics company. Previously, Mr. Winslow led the broadband telecommunications product group for CompuServe Network Services, now an MCI/Worldcom company. He earned a BA in Business Administration from The Ohio State University.

Thomas J. Carr is an executive officer and has served as treasurer and chief financial officer since May 1996. He joined us as controller in September 1995. He served as a director from May 1996 until December 2000. Previously, Mr. Carr was president for three years of Celtic Resources, a business consulting firm. Mr. Carr taught general computer courses at Columbus State Community College for two years. He served as controller and director of financial planning for six years at CompuServe Incorporated of Columbus, Ohio. Mr. Carr holds a Bachelor Degree in Accounting and a Master of Business Administration degree, both from The Ohio State University.

Laura A. Palko joined us in September 2000 as director of human resources.
Prior to joining us, Ms. Palko was quality systems/human resource Manager for Lake Shore Cryotronics, Inc., a design and manufacturing company focused on temperature and magnetic measurement and control. Previously, Ms. Palko served in a variety of management positions over seven years with AT&T Network Systems, now known as Lucent Technologies. Ms. Palko holds a Bachelor

Degree in Journalism and a Master of Labor and Human Resources, both from The Ohio State University.

Joy S. Bair has served as Secretary since October 1998. From October 1997 until October 1998 she served as assistant secretary. Ms. Bair was previously employed by us from June 1990 until April 1993, serving in several positions including accounting manager. Ms. Bair holds a Bachelor of Science Degree in Actuarial Science and a Master of Education Degree in Mathematics, both from The Ohio State University. Ms. Bair is the spouse of John Bair.

                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.


(a)  Market Information. Since September 7, 2000, our common stock has traded on
     ------------------
     the American Stock Exchange under the stock symbol "PNS." Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during the last two fiscal quarters of 2000, beginning on September 7, 2000.


                                                                        Range of Sales Prices
                                                                        ---------------------
                                                                        High            Low
                                                                    -------------  -------------
Fiscal Year 2000
     Third quarter (from September 7 to September 30)..............         $6.19          $4.13
     Fourth quarter (ended December 31)............................          7.38           3.00

From April 1996 until September 6, 2000, our common stock traded on the OTC Bulletin Board under the stock symbol "PNDS." Set forth below is the range of high and low bid prices for our common stock during the four quarters of 1999 and the first three quarters of 2000 through September 6, 2000.

                                                                            Bid Prices
                                                                            ----------
                                                                        High            Low
                                                                    -------------  -------------
Fiscal Year 2000
     First quarter (ended March 31)................................         $3.75          $0.81
     Second quarter (ended June 30)................................          3.84           1.86
     Third quarter (through September 6)...........................          6.13           3.00
Fiscal Year 1999
     First quarter (ended April 1).................................         $1.31          $0.63
     Second quarter (ended July 2).................................          1.34           0.69
     Third quarter (ended October 1)...............................          1.31           0.75
     Fourth quarter (ended December 31)............................          1.22           0.72

The foregoing bid prices were obtained from the National Quotation Bureau Pink Sheets and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders.  On March 26, 2001, there were 86 holders of record of the Shares.
     -------
     Most of the Shares not held by officers and directors are held in street name.

(c)  Dividends.  During the past five years, we have not paid cash dividends.
     ---------
     Payments of dividends are within the discretion of our board of directors. In addition, under the terms of a loan agreement with a bank, we are prohibited from declaring or paying dividends to common shareholders and from redeeming stock from shareholders.



Item 6.           Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from any of the three customers that made up approximately 63% of our revenue during 2000, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

SALES

Sales were $25,316,439 in 2000, an increase of 107% over sales of $12,202,701 in 1999.

Product sales were $21,047,803 for 2000, an increase of 132% over 1999. The increase in product sales was primarily attributable to a shift in our customer base from smaller to larger customers, most of which began generating revenue in late 1999 and early 2000. The number of product customers generating at least $100,000 declined from 14 in 1999 to 11 in 2000. However, the six largest product customers in 1999 generated sales of approximately $6.3 million, whereas the six largest customers in 2000 generated sales of $18.2 million. We will continue to add to our customer base as we pursue the strategy of acquiring larger customers with larger projects, which could result in greater short-term volatility in product revenue and profit.

Service sales for 2000 were $4,268,636, which was 36% higher than in 1999. We provide repairs and logistics management services for a specific list of electronic computer circuit boards and other computer components for one large and several smaller Original Equipment Manufacturer

(OEM) customers. During the first quarter of 2000, we began providing additional logistics and material management services to our largest customer, resulting in higher revenue. We also provide engineering design services to OEMs.

Our relative levels of growth of product and service sales continued a multi-year trend of an evolution in the mix of the two types of sales. Product sales, as a percentage of total sales have grown from 56% in 1996, to 65% in 1997, to 69% in 1998, to 74% in 1999, to 83% in 2000. Service sales, as a percentage of total sales, have gone from 44%, to 35%, to 31%, to 26%, to 17% over the same years.

GROSS PROFIT

Our gross profit increased from $3,121,049 in 1999 to $6,387,998 in 2000, an increase of 105%. Overall, we have experienced some economies of scale in 2000. Direct labor declined from 6.7% of sales to 6.1%. Overhead declined from 8.9% to 5.6%, despite a significant increase in facility costs associated with doubling the size of our facility.

The gross margin on product sales increased to 22% for 2000, compared to 20% in 1999. The improvement was attributable entirely to declines in labor and overhead as a percentage of sales. Material costs as a percentage of sales increased 1.2% in 2000. The primary reason for the relative increase in material costs was the fact that a few large product projects were in the research and development stage during 2000, which usually involves component changes, resulting in some scrap and higher material usage than typically is found in the production stage. Material costs of product sales are overwhelmingly our largest cost item. Consequently, changes in those costs have the largest potential to impact our profitability.

The gross margin on our service sales was 42% in 2000, as it was in 1999. The continued shift from TPM to OEM service resulted in a reduction in the cost of materials from 18% to 9%. The decline in material costs as a percentage of service revenue was offset by an increase in the cost of labor from 21% of revenue to 29% of revenue, due to the addition in 2000 of inventory and logistics management services, which are less material intensive and more labor-intensive.

Our overall gross margin declined slightly from 25.6% in 1999 to 25.2% in 2000.


OPERATING EXPENSES

Operating expenses totaled $4,529,329 for 2000, compared with $2,555,657 for 1999. The 77% increase from 1999 to 2000 was less than the 107% rate of growth of sales or the 105% rate of growth of gross profit. The majority of the increase came from higher wages from an expanded engineering and technical staff; approximately 20% of which were employed to support current revenue and approximately 80% of which were employed to prepare for anticipated future growth. The other major expense categories contributing to the increase were facility costs, relating to our relocation to a larger building in 1999 and then doubling our total leased space in early 2000; higher outside sales commissions; and higher professional fees, relating to becoming a fully SEC-reporting company and becoming listed on the American Stock Exchange.

As a percentage of sales, operating expenses decreased from 21% in 1999 to 18% in 2000. Income from operations increased 229% to $1,858,669 (7% of sales) for 2000, from $565,392 (5% of sales) in 1999.


OTHER INCOME AND EXPENSE

In anticipation of higher sales volumes and higher accounts receivable and inventory levels, we entered into a new financing package with Key Bank in March 2000. The arrangement included an installment loan of $400,000 and a revolving line of credit. The two new loans were used to liquidate loans we had with our previous bank. At December 31, 2000 the balance of the line of credit was $4,803,309. Primarily as a result of our increased use of our line of credit to support higher accounts receivable and inventory, interest expense in 2000 grew 148%, from $92,473 in 1999 to $229,177 in 2000.

In May 1999, we sold the building in which we previously conducted operations. The building sale resulted in a gain before taxes of $85,922. In 2000 we experienced a loss of $11,802 on the disposal of office furniture and computer equipment. Combined with interest expense, the net other expense for 2000 was $240,979 compared to $6,551 in 1999, a difference of $234,428.

INCOME TAXES AND NET INCOME

The improved income from operations exceeded the increase in net other expense, and resulted in income before income taxes of $1,617,690 for 2000 (6% of sales), compared to $558,841 for 1999 (5% of sales), and increase of 189%.
Consequently, income tax expense increased, from $207,675 in 1999 to $604,000 in 2000. Net income was $1,013,690 (4% of sales) in 2000, compared to $351,166 (3%
of sales) in 1999, an increase of 189%. Without the building sale in 1999, net income would have been 2% of sales.

Our basic earnings per share improved from $0.07 for 1999, to $0.20 for 2000. Fully diluted earnings per share improved from $0.07 for 1999, to $0.18 for 2000. Without the building sale, earnings per share in 1999 would have been $0.06.


Year ended December 31, 1999 compared to year ended December 31, 1998

SALES

Sales were $12,202,701 in 1999, an increase of 35% over sales of $9,032,332 in 1998.

Product sales were $9,036,646 for 1999, an increase of 47% over 1998. The 47% increase in product sales was fully attributable to new customers obtained in 1999. The number of product customers that generated at least $100,000 in sales increased from 7 in 1998 to 14 in 1999.

Service sales for 1999 were $3,044,099, which was 12% higher than in 1998. The increase in service sales resulted primarily from higher volumes of repairs from our largest OEM customer. We provide repairs and logistics management services for a specific list of electronic computer circuit boards and other computer components for one large and several smaller OEM customers. The volumes of those listed components grew in 1999, more components were added to the list, and we provided services for additional customers.

GROSS PROFIT

Total gross margin was 26% in 1999, up from 20% in 1998.

The gross margin on product sales was 20% in 1999, compared to 18% in 1998. The improvement was primarily attributable to declines in component costs.

The gross margin on service sales increased to 44% in 1999, from 29% in 1998. The predominant factor in the difference in margins on service sales resulted from an inventory writedown of $300,000 we took in the 3rd quarter of 1998. Without the writedown, the gross margin on service sales in 1998 would have been 40%. A major factor in the gross margin improving to 44% in 1999 was a significant reduction in labor and overhead costs, resulting from our decision to close our depot repair facility in California. That facility was opened at the request of our largest service customer in the first quarter of 1998. When that customer elected in late 1998 to implement its new vendor model that did not require a West Coast depot, we closed the California facility, thereby reducing labor and overhead costs.

OPERATING EXPENSES

Operating expenses totaled $2,555,657 for 1999, compared with $1,751,213 for 1998. The 46% increase from 1998 to 1999 exceeded the rate of growth of sales, but was less than the rate of growth of gross profit. The increase came primarily from higher wages from an expanded professional technical staff, higher depreciation resulting from fixed asset purchases, facility costs resulting from our relocation to a larger facility, and higher professional fees, which included one-time recruiting fees relating to professional technical staff hiring. As a percentage of sales, operating expenses increased from 19% in 1998 to 21% in 1999.

Income from operations improved to $565,392 (5% of sales) in 1999, from $88,885 (1% of sales) in 1998.

OTHER INCOME AND EXPENSE

In May 1999, we sold our building in which we conducted operations, and relocated to a larger facility, which we lease. The sale of the building resulted in a gain before taxes of $85,922.

In anticipation of higher sales volumes, we entered into a new financing package with Star (now Firstar) Bank in the first quarter of 1998. The package included an installment loan of $300,000 and a revolving line of credit. The two new loans were used to liquidate loans we had with our previous bank, which included a mortgage loan on our building. At December 31, 1999 the balance of the line of credit was $1,300,000. Primarily as a result of our increased use of its line of credit, interest expense in 1999 grew 11% from 1998.

INCOME TAXES AND NET INCOME

The improved income from operations, combined with the one-time gain on the sale of our building, resulted in income before income taxes of $558,841 for 1999, compared to $5,333 for 1998. Income tax expense increased from $4,745 in 1998 to $207,675, or 37% of income before income taxes in 1999. Net income was $351,166 in 1999, compared to $588 for 1998.

Our basic and fully diluted earnings per share improved from less than one cent per share in 1998, to $0.07 for 1999.


LIQUIDITY AND CAPITAL RESOURCES

During 2000, we used $3,394,806 of cash in our operating activities, compared to a use of cash of $806,970 in 1999. The largest use of cash was an increase of $6,010,467 in inventory. Several factors contributed to the substantial increase in inventory. During the fourth quarter of 2000 we used our expanded line of credit to acquire several long-lead-time components that we use in our customer products, in order to improve our ability to make customer shipments on time. Some large customer projects were delayed beyond the end of 2000 because of one or more components being backordered from a supplier, after we acquired the majority of the components for those projects. These delays resulted in approximately $3 million of additional inventory being on hand at December 31, 2000. Those projects are expected to be completed and the inventory liquidated late in the first quarter and early in the second quarter of 2001. The amount of this customer backlog is at a historical high.

We also made a substantial one-time buy of components during the last week of 2000 in order to avoid significant price increases in those components. The total one-time buy was approximately $1.7 million. Those components are expected to be consumed in customer product projects over the first two quarters of 2001.

Without the $4.7 million of inventory cited above, the December 31, 2000 inventory total, when compared to anticipated sales in the following quarter, would have been comparable to our historical inventory levels. We expect to maintain a substantial investment in inventory for the foreseeable future in order to support our product sales.

Another use of cash was the increase in accounts receivable of $2,901,819. The increases in inventory and accounts receivable were partially mitigated by increases in our liabilities during 2000, particularly accounts payable, which increased by $3,651,854, and accrued expenses and taxes, which increased by $194,298. Expanded credit from our vendors was crucial to our ability to increase our purchases of inventory components to support our increased product sales.

We used $630,772 of cash in our investing activities in 2000, compared to $296,678 in 1999. Most of the investments were for furniture and computer equipment for new employees. We also invested in leasehold improvements in our new facility. In 1999 our investment of $444,293 in fixed assets was offset by proceeds of $147,615 from the sale of our building.

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

The initial draw on the line of credit was approximately $1,475,000. Combined with the $400,000 term loan, the proceeds were used to retire a term loan and line of credit at Firstar Bank. The payoffs of those loans were approximately $175,000 and $1,700,000, respectively. At December 31, 2000, the line of credit balance was $4,803,309. The balance on the term loan was $300,000. We have not yet made any draws against the lease line of credit.

In 2000, our overall financing activities provided cash of $4,026,155 compared to $1,103,843, in 1999. Long-term debt increased by a net of $110,047 and the line of credit increased by $3,503,309. We also received $412,799 from the exercise of stock options and warrants. As a result of the stock option and warrant exercises and net income earned during 2000, total stockholders equity has increased from $2.4 million to $4.1 million.

During 1999, we consumed $806,970 of cash in its operating activities. The foremost use of cash in 1999 was inventory, which increased by $1,392,474 from the beginning of 1999. Much of the increase in inventory was attributable to anticipated future sales growth. Another minor factor in the increase in inventory was an increased number of requests from product customers for delivery of prototype/evaluation systems. Another factor was the request of some product customers that we hold in stock a quantity of their specific-designed systems on hand for immediate delivery. In these cases, the customer is committed to purchase these products within a specified period of time under a volume purchase agreement. We also made some one-time component purchases, in some cases to take advantage of price discounts, and in other cases to secure the availability of components that were no longer going to be manufactured.

Other asset categories that increased in 1999, thereby using cash, were accounts receivable and prepaid expenses, which increased by $1,001,407 and $38,134, respectively. These uses of cash were partially offset by increases in accounts payable of $724,274, in accrued liabilities and taxes of $331,791, and in unearned revenues of $16,123.

Our investing activities in 1999 consumed $296,678 in cash. Purchases of furniture and computer equipment consumed $444,293 of cash, but were offset by the sale of our land and building, which generated $147,615.

For 1999, principal payments on our long-term debt and capital lease totaled $89,657. Those payments were partially offset by proceeds of $43,500 from the exercise of employee incentive stock options. However, our principle means of funding our operations in 1999 were draws on our bank line of credit, which totaled $1,150,000. At December 31, 1999, the balance was $1,300,000.

As we continue to grow, we will need to obtain additional working capital, to support higher levels of accounts receivable and inventory and we will need to fund additional investments in capital equipment. The amount of additional capital we will need will depend, in part, on the relative growth of our product and service segments.

We believe that if we continue with steady growth of both business segments, the new bank loan agreement will be sufficient to meet our immediate financing needs. However, we believe that we would need to raise additional debt and/or equity capital in order to fund larger product sales opportunities that may arise. We are currently investigating several alternatives. Those alternatives include a higher line of credit and specific bank financing for customer sales projects, and for fixed asset acquisitions. We are also pursuing expanded credit terms from some suppliers for specific projects. For the longer term we will consider additional debt or equity financing.

Item 7.            Financial Statements.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                FINANCIAL REPORT

                           DECEMBER 31, 2000 AND 1999

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                               TABLE OF CONTENTS

                                                   Page
                                                   ----
INDEPENDENT AUDITORS' REPORT                         24

FINANCIAL STATEMENTS
  Balance Sheets                                  25-26
  Statements of Income                               27
  Statements of Changes in Stockholders' Equity      28
  Statement of Cash Flows                         29-30
  Notes to Financial Statements                   31-43


To the Board of Directors and Stockholders
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio

                          Independent Auditors' Report
                          ----------------------------

          We have audited the accompanying balance sheets of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Hausser + Taylor LLP



Columbus, Ohio
February 28, 2001

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                BALANCE SHEETS


                          December 31, 2000 and 1999
                          --------------------------



                               ASSETS                                 2000                 1999
                               ------                                 ----                 ----

CURRENT ASSETS
  Cash                                                             $      35,873        $     35,296
  Accounts receivable, net of allowance for doubtful
   accounts of $8,000 and $10,000, respectively                        5,373,900           2,470,081
  Inventory (Note 1)                                                   8,517,925           2,677,281
  Other prepaid expenses                                                 134,471             135,039
  Deferred income taxes (Note 8)                                         247,000             132,000
                                                                   -------------        ------------
                                                                      14,309,169           5,449,697
                                                                   -------------        ------------
PROPERTY AND EQUIPMENT (Note 1)
  Leasehold improvements                                                 189,389              59,481
  Furniture and fixtures                                                 286,290             221,303
  Computer equipment and related software                              1,241,864           1,069,388
  Shop equipment                                                         305,809             283,125
  Vehicle                                                                 21,846              21,846
                                                                   -------------        ------------
                                                                       2,045,198           1,655,143
  Less accumulated depreciation and amortization                         871,368             798,925
                                                                   -------------        ------------
                                                                       1,173,830             856,218
                                                                   -------------        ------------
OTHER ASSETS
  Deposits                                                                18,112              18,112
                                                                   -------------        ------------
                                                                          18,112              18,112
                                                                   -------------        ------------
                                                                   $  15,501,111        $  6,324,027
                                                                   =============        ============




  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                BALANCE SHEETS

                          December 31, 2000 and 1999
                          --------------------------






                LIABILITIES AND STOCKHOLDERS' EQUITY                       2000            1999
                ------------------------------------                    -----------      ----------
CURRENT LIABILITIES
  Line of credit (Note 2)                                               $ 4,803,309      $1,300,000
  Current portion of long-term debt (Note 3)                                138,459          64,521
  Accounts payable                                                        5,431,070       1,779,216
  Accrued expenses:
    Wages and payroll taxes                                                 322,284         204,420
    Vacation                                                                 93,650          61,733
    Profit sharing plan (Note 7)                                             76,098          48,625
    Income taxes                                                            168,634         190,221
    Other                                                                    93,923          55,292
  Unearned service revenue                                                   42,340          61,253
                                                                        -----------      ----------
                                                                         11,169,767       3,765,281
                                                                        -----------      ----------
LONG-TERM LIABILITIES
  Long-term debt, less current portion (Note 3)                             166,667         130,558
  Deferred income taxes (Note 8)                                             41,000          14,000
                                                                        -----------      ----------
                                                                            207,667         144,558
                                                                        -----------      ----------
                                                                         11,377,434       3,909,839
                                                                        -----------      ----------
STOCKHOLDERS' EQUITY (Notes 4 and 5)
  Preferred stock; no par value; 4,000,000 shares authorized;
   no shares issued or outstanding                                                -               -
  Common stock; no par value; 10,000,000 shares authorized;
   5,394,504 and 4,874,804 shares issued
   and outstanding, respectively                                          2,028,437       1,615,638
  Additional paid-in capital                                                497,506         214,506
  Retained earnings                                                       1,597,734         584,044
                                                                        -----------      ----------
                                                                          4,123,677       2,414,188
                                                                        -----------      ----------
                                                                        $15,501,111      $6,324,027
                                                                        ===========      ==========

  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)


                             STATEMENTS OF INCOME

                    Years Ended December 31, 2000 and 1999
                    --------------------------------------




                                                                  2000              1999
                                                               -----------       -----------
SALES
  Product sales                                                $21,047,803       $ 9,058,296
  Service sales                                                  4,268,636         3,144,405
                                                               -----------       -----------
                                                                25,316,439        12,202,701
                                                               -----------       -----------

COST OF SALES
  Product sales                                                 16,444,797         7,250,882
  Service sales                                                  2,483,644         1,830,770
                                                               -----------       -----------
                                                                18,928,441         9,081,652
                                                               -----------       -----------
GROSS PROFIT                                                     6,387,998         3,121,049
                                                               -----------       -----------
OPERATING EXPENSES
  Selling, general and administrative                            4,529,329         2,555,657
                                                               -----------       -----------
INCOME FROM OPERATIONS                                           1,858,669           565,392
                                                               -----------       -----------
OTHER INCOME (EXPENSE)

  Gain (loss) on disposal of property and equipment                (11,802)           85,922
  Interest expense                                                (229,177)          (92,473)
                                                               -----------       -----------
                                                                  (240,979)           (6,551)
                                                               -----------       -----------
INCOME BEFORE INCOME TAXES                                       1,617,690           558,841

INCOME TAXES (Note 8)                                              604,000           207,675
                                                               -----------       -----------
NET INCOME                                                     $ 1,013,690       $   351,166
                                                               ===========       ===========
BASIC EARNINGS PER COMMON SHARE (Note 9)                       $      0.20       $      0.07
                                                               ===========       ===========
DILUTED EARNINGS PER COMMON SHARE (Note 9)                     $      0.18       $      0.07
                                                               ===========       ===========


  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Years Ended December 31, 2000 and 1999
                    --------------------------------------




                                                Common Stock
                                       ----------------------------
                                                                                Additional                              Total
                                       Outstanding                               Paid-In             Retained       Stockholders'
                                         Shares              Amount              Capital             Earnings           Equity
                                         ------              ------             ---------            --------        ------------


BALANCE - December 31, 1998               4,816,804       $  1,572,138         $     214,506      $       232,878    $  2,019,522

  Options exercised                          58,000             43,500                     -                    -          43,500

  Net income                                      -                  -                     -              351,166         351,166
                                         ----------       ------------         -------------      ---------------    ------------

BALANCE - December 31, 1999               4,874,804          1,615,638               214,506              584,044       2,414,188

  Options and warrants exercised            519,700            412,799                     -                    -         412,799

  Tax benefits from employee stock                -                  -               283,000                    -         283,000

  Net income                                      -                  -                     -            1,013,690       1,013,690
                                         ----------       ------------         -------------      ---------------    ------------
BALANCE - December 31, 2000               5,394,504       $  2,028,437         $     497,506      $     1,597,734    $  4,123,677
                                         ==========       ============         =============      ===============    ============




The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)


                           STATEMENTS OF CASH FLOWS

                    Years Ended December 31, 2000 and 1999
                    --------------------------------------



                                                                               2000                 1999
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $   1,013,690         $    351,166
                                                                           -------------         ------------
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization                                                344,063              329,844
    Provision for doubtful accounts                                               (2,000)               1,000
    Inventory reserves                                                           127,117               (1,906)
    Provision for deferred taxes                                                 (88,000)             (41,325)
    Tax benefit from employee stock option plans                                 283,000                    -
    (Gain) loss on disposal of property and equipment                             11,802              (85,922)
    (Increase) decrease in assets:
      Accounts receivable                                                     (2,901,819)          (1,001,407)
      Inventory                                                               (6,010,467)          (1,392,474)
      Prepaid expenses and other assets                                              569              (38,134)
    Increase (decrease) in liabilities:
      Accounts payable                                                         3,651,854              724,274
      Accrued expenses and taxes                                                 194,298              331,791
      Unearned revenues                                                          (18,913)              16,123
                                                                           -------------         ------------
        Total adjustments                                                     (4,408,496)          (1,158,136)
                                                                           -------------         ------------
          Net cash used in operating activities                               (3,394,806)            (806,970)
                                                                           -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                           (630,772)            (444,293)
  Proceeds from sale of property and equipment                                         -              147,615
                                                                           -------------         ------------
          Net cash used in investing activities                                 (630,772)            (296,678)
                                                                           -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                             3,503,309            1,150,000
  Principal payments on long-term debt                                          (289,953)             (69,022)
  Long-term borrowings                                                           400,000                    -
  Principal payments on capital lease obligation                                       -              (20,635)
  Proceeds from stock options exercised                                          412,799               43,500
                                                                           -------------         ------------
          Net cash provided by financing activities                            4,026,155            1,103,843
                                                                           -------------         ------------



  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)


                     STATEMENTS OF CASH FLOWS (CONTINUED)


                    Years Ended December 31, 2000 and 1999
                    ---------------------------------------





                                                                               2000          1999
                                                                             --------       -------
INCREASE IN CASH                                                                  577           195

CASH - Beginning of year                                                       35,296        35,101
                                                                             --------       -------
CASH - End of year                                                           $ 35,873       $35,296
                                                                             ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Interest paid                                                            $225,099       $92,770
                                                                             ========       =======
    Income taxes paid, net of refunds                                        $422,587       $84,180
                                                                             ========       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING TRANSACTIONS

    During 2000, the Company capitalized $42,706 of inventory as computer equipment.

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

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

     A. Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) designs, manufactures and integrates SPARC-based board and system-level data transmission products for Original Equipment Manufacturers (OEMs). The Company also provides OEM board and component-level depot repair and worldwide support for electronic equipment such as computers, peripherals and printed circuit board assemblies.

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

     C. Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value because of their short maturities. The Company's line of credit and long-term debt approximate fair value as the interest rates on these obligations approximate current rates available based upon the relative stability of prime.

     D. Concentration of Credit Risk - Financial instruments, which potentially subjects the Company to a concentration of credit risk principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

          For 2000, the Company had three customers that generated revenues of approximately $7,111,000, $5,341,000, and $3,581,000 or 28%, 21%, and
          14%, respectively, of total revenue. In the Statements of Income, approximately $3,445,000 is included in service sales and $12,588,000 is included in product sales. In addition, these customers represented 41%, 12%, and 11% of accounts receivable at December 31, 2000.

          For 1999, the Company had three customers that generated revenues of approximately $3,486,000, $1,285,000, and $2,006,000 or 29%, 11%, and
          16%, respectively, of total revenue. In the Statements of Income, approximately $2,348,000 is included in service sales and $4,429,000 is included in product sales. In addition, these customers represented 19%, 18%, and 20% of accounts receivable at December 31, 1999.

     E. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Revenue from service sales is generally recognized as the service is provided which consists of: (i) repairing products produced by third parties, (ii) earning a fee by exchanging with a customer a replacement component or part for a defective component or part; and (iii) servicing contracts to certain customers generally for six to twelve months; for which, revenue is deferred and recognized in income on a straight-line basis over the contract period.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies (Continued)


   F. Inventories - Inventories are valued at average cost, not in excess of market.

          Inventory at December 31, 2000 and 1999 was comprised of the following:

                                                        2000              1999
                                                      ---------         ---------
          Component parts (raw materials)            $5,842,956        $1,880,742
          Work-in-process                             1,882,018           368,122
          Finished goods                                792,951           428,417
                                                     ----------        ----------
                                                     $8,517,925        $2,677,281
                                                     ==========        ==========

          The carrying values of component parts and finished goods represent management's estimate of their net realizable value. Such value is based on forecasts of repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management's expertise in computer hardware life cycles. The computer hardware industry is characterized by rapid technological advancement and change. Should demand for repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.

   G. Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2000 or 1999.

   H. Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization is provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. The vehicle is depreciated over 3 years. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are being amortized over the shorter of useful life or remaining lease term. Depreciation and amortization expense amounted to $344,063 and $329,844 for the years ended December 31, 2000 and 1999, respectively.

   I. Advertising - All of the Company's advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place.

   J. Life Insurance - The Company has purchased, and is the beneficiary, of three term life insurance policies on key employees of the Company. The total amount of coverage at December 31, 2000 and 1999 was $3,250,000.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies (Continued)

   K. Stock-Based Compensation - The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method.

          As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. The Company has made the disclosures required by SFAS No. 123 as of December 31, 2000 and December 31, 1999 and for the years then ended. (see Note 5).

   L. Research and Development - Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2000 and 1999 were $1,127,339 and $522,143, respectively.

   M. Effects of Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 required adoption during the fourth quarter of 2000 and the effects, if any, were required to be recorded in the financial statements. Management evaluated the effects of SAB No. 101 and determined it does not have an effect on its operating results or financial position.

Note 2.   Line of Credit

          At December 31, 2000, the Company had a $7,000,000 bank line of credit with monthly interest payments at prime (9.50% December 31, 2000) minus 0.85%. The line of credit continues until both parties reach a mutual written agreement to terminate. The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

          At December 31, 1999, the Company had a $2,000,000 bank line of credit at an interest rate of prime (8.50% December 31,1999). The line was payable on demand and was collateralized by a "Blanket Lien" on all assets of the Company. The amount available under the line of credit was subject to borrowing base restrictions as outlined in the agreement. The line was to mature in September 2000, but was replaced with the aforementioned new agreement in February 2000.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS

Note 3.    Long-Term Debt

          Following is a summary of long-term debt at December 31:

                                                   2000           1999
                                                 --------       --------
3.9% vehicle loan, payable in monthly
installments of $401, including interest
through January 2002.                            $  5,126       $ 10,079

Prime minus .25% note payable in
monthly installments of $12,627
including interest through
February 2003; collateralized by
substantially all assets of the Company.          300,000              -

Prime rate note payable in monthly
installments of $5,000 plus interest
through January 2003; collateralized by
substantially all assets of the Company.
This note was paid in March 2000.                       -        185,000
                                                 --------       --------

Total long-term debt                              305,126        195,079
Less current portion                              138,459         64,521
                                                 --------       --------

                                                 $166,667       $130,558
                                                 ========       ========

          Aggregate maturities on long-term debt for the years ending after December 31, 2000 is as follows:

2001                                             $138,459
2002                                              133,333
2003                                               33,334
                                                 --------
                                                 $305,126
                                                 ========

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 4.   Stockholders' Equity

   A. Authorized Shares - On June 24, 2000, the shareholders approved amendments to the Company's Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 10,000,000.

   B. Preferred stock - On June 24, 2000, the shareholders authorized 4,000,000 preferred shares. None of these shares were issued or outstanding at December 31, 2000.

Note 5.   Stock Options and Warrants


          The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan (the Plan) on December 19, 1995. Any employee who has been granted a discretionary option may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company's stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could have been granted under the plan, was 1,200,000 shares. All incentive options available under the plan shall be granted by December 19, 2005. On February 16, 2000, the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 24, 2000, to increase the number of shares reserved for issuance to 2,400,000 common shares.

          On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc., 2000 Directors Stock Option Plan (Director Plan) which was subsequently approved by the shareholders on June 24, 2000. Under the Directors Plan, 500,000 shares are reserved for issuance to Directors who are not employees of the Company (Outside Director). Any Outside Director who has been granted a discretionary option may purchase Company common stock over a ten-year period, at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors were made by entering into individual stock option agreements.

          Although the Board of Directors has the authority to set other terms, the options are generally exercisable one year from the date of grant.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.        Stock Options and Warrants (Continued)

          The following table is a summary of option activity:


Stock Option Plan                                   2000                             1999
                                                    ----                             ----
                                                           Weighted                         Weighted
                                                           Average                          Average
Employee Stock Option                                      Exercise                         Exercise
Agreements                                 Number            Price           Number           Price
                                         ----------         ------        ----------         ------
  Outstanding, beginning of year          1,145,600          $0.85           927,800          $0.78
  Granted                                   231,400           3.95           301,800           1.05
  Exercised                                 455,200           0.84            58,000           0.75
  Cancelled                                  12,200           0.94            26,000           0.77
                                         ----------         ------        ----------         ------
  Outstanding, end of year                  909,600          $1.64         1,145,600          $0.85
                                         ==========         ======        ==========         ======
Exercise price range of options
  outstanding                                    $0.63 to $5.25                  $0.63 to $1.38

Director Stock Option
Agreements
  Outstanding, beginning of year            150,000          $0.85           118,000          $0.92
  Granted                                    36,000           3.88            52,000           1.03
  Exercised                                  20,000           1.03                 -              -
  Cancelled                                       -              -            20,000           1.75
                                         ----------         ------        ----------         ------
  Outstanding, end of year                  166,000          $1.48           150,000          $0.85
                                         ==========         ======        ==========         ======

Exercise price range of options
  outstanding                                  $0.75 to $3.88                   $0.75 to $1.75


          On June 23, 1999, the Company cancelled the 20,000 Director Stock Options at $1.75 and reissued the 20,000 options at $1.03.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.        Stock Options and Warrants (Continued)

          The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                                Options Outstanding
                      ---------------------------------------------------------------------------
    Range of                                       Weighted-average              Weighted-average
    Exercise              Number                 Remaining Contractual            Exercise Price
     Price              Outstanding                 Life (in years)                 Per Share
---------------        -------------             ---------------------           ----------------
$0.63 - 0.97               549,400                         5.62                        $0.76
$1.03 - 1.38               259,000                         8.31                         1.05
$2.28 - 5.25               267,200                         9.24                         3.94
------------             ---------                         ----                        -----
 Total                   1,075,600                         7.17                        $1.62
============             =========                         ====                        =====

                                 Options  Exercisable
                      ---------------------------------------------
    Range of                                       Weighted-average
    Exercise              Number                    Exercise Price
     Price              Exercisable                   Per Share
------------           ---------------            -----------------
$0.63 - 0.97                   549,400                   $0.76
$1.03 - 1.38                   259,000                    1.05
$2.28 - 5.25                         -                       -
------------                   -------                   -----
 Total                         808,400                   $0.85
============                   =======                   =====

          December 31, 1999, 963,800 outstanding options were exercisable. The weighted-average exercise price for outstanding options was $0.91 at December 31, 1999.

          The options outstanding at December 31, 2000 are exercisable through periods ranging from September 2002 through December 2010.

          Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. As noted in Note 1.K., the Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the Statements of Income for stock-based employee compensation awards.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.   Stock Options and Warrants (Continued)

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the year ended:

                                                           2000             1999
                                                        ----------        --------
Net income - as reported                                $1,013,690        $351,166
Net income - pro forma                                  $  730,480        $328,127
Basic earnings per common share-as reported             $      .20        $    .07
Basic earnings per common share-pro forma               $      .14        $    .07
Diluted earnings per common share - as reported         $      .18        $    .07
Diluted earnings per common share - pro forma           $      .13        $    .06
Weighted-average fair value of options granted
during  the year                                        $     3.93        $   1.04

          The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended:

                                                       2000            1999
                                                      ------          ------
Risk-free interest rate                                 5.6%            6.0%
Dividend yield                                            0%              0%
Volatility factor                                     66.68%          56.39%
Weighted average expected life in years                 9.5             7.0

          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates trended into the future. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single measure of the fair value of the Company's options.

     . Stock Warrants - As part of the April 1996 offering circular, the underwriter was granted warrants to purchase 100,000 shares of common stock at $1.38 per share. The warrants became exercisable in May 1997 and expire in April 2001. During 2000, 44,500 warrants were exercised.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 6.   Operating Leases

          The Company leases office equipment under operating leases that expires in 2002. Additionally, commencing in 1999, the Company entered into a lease for its new operating facility that has a term through 2009.

          Minimum future lease payments under operating leases as of December 31, 2000 are as follows:

                         2001                           $  465,440
                         2002                              488,890
                         2003                              516,390
                         2004                              547,898
                         2005                              589,216
                      Thereafter                         2,119,141
                                                        ----------
                                                        $4,726,975
                                                        ==========

          Total lease payments charged to operations for the years ended December 31, 2000 and 1999 amounted to $388,732 and $140,200, respectively.

Note 7.   Profit Sharing and 401(k) Savings Plan

          The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with one year of service. Under the plan, employees may elect to defer from 1% to 12% of their salary, subject to Internal Revenue Code limits.

          The Company, at its discretion, may match 100% of employee contributions up to 6% of wages deferred with a maximum contribution of $3,000 per employee in 1999 and $4,500 per employee in 2000. Matching contribution expense of $76,098 and $48,625 has been accrued for 2000 and 1999, respectively.


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

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 8.   Income Taxes (Continued)

          The components of the deferred tax asset (liability) consisted of the following at December 31:

                                                    2000            1999
                                                  --------        --------
Current:
  Federal                                         $209,000        $122,000
  State                                             26,000           7,000
  City                                              12,000           3,000
                                                  --------        --------
                                                  $247,000        $132,000
                                                  ========        ========

Noncurrent:
  Federal                                         $(35,000)       $(13,000)
  State                                             (4,000)           (700)
  City                                              (2,000)           (300)
                                                   -------         -------
                                                  $(41,000)       $(14,000)
                                                  ========        ========

          Net deferred tax assets in the accompanying balance sheets include the following components:

                                                    2000           1999
                                                  --------       --------
Assets
  Inventory reserves                              $127,000       $ 70,000
  Allowance for doubtful accounts                    3,000          3,000
  Bonus accrual                                     47,000         14,000
  Vacation accrual                                  38,000         23,000
  Other                                             32,000         22,000
                                                  --------       --------
                                                  $247,000       $132,000
                                                  ========       ========

Liabilities
  Depreciation                                    $ 41,000       $ 14,000
                                                   -------        -------
                                                  $ 41,000       $ 14,000
                                                  ========       ========

          The components of the tax expense (benefit) for the year ended December 31, were as follows:

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 8.   Income Taxes (Continued)

                                                    2000            1999
                                                  --------        --------
Current:
  Federal                                         $626,000        $225,000
  State                                             30,000          11,000
  City                                              36,000          13,000
                                                  --------        --------
                                                   692,000         249,000
                                                  --------        --------

Deferred:
  Federal                                          (65,000)        (36,200)
  State                                            (15,700)         (3,400)
  City                                              (7,300)         (1,725)
                                                  --------        --------
                                                   (88,000)        (41,325)
                                                  --------        --------

Total                                             $604,000        $207,675
                                                  ========        ========

          The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:

                                                    2000           1999
                                                  --------       --------
Income tax provision at statutory rate            $550,000       $190,000
Add:
Tax effect of permanent differences                  8,000          4,800
State income taxes, net of federal
income tax provision                                23,000          8,100
Tax credits                                         11,000          3,000
Other, net                                          12,000          1,775
                                                  --------       --------
Total income tax provision                        $604,000       $207,675
                                                  ========       ========

          The Company's income tax payable for federal, state, and local purposes has been reduced by the tax benefits associated with the exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock at the time of exercise and the option price, tax
          effected.   These tax benefits were credited directly to additional
          paid-in capital, reduced taxes payable, and amounted to $283,000 for the year ended December 31, 2000. There was no tax benefit recorded for the year ended December 31, 1999.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 9.   Earnings Per Common and Common Equivalent Share

          Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. At December 31, 2000 and 1999, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

          The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock.

                                                                         2000          1999
                                                                      ----------    ----------
 Income available to common stockholders
 used in basic EPS and diluted EPS                                    $1,013,690    $  351,166
                                                                      ==========    ==========

Weighted average number of common shares
used in basic EPS                                                      5,065,521     4,860,138

Effect of dilutive securities:
Stock options and warrants                                               653,965       248,126
                                                                      ----------    ----------

Weighted number of common shares and
dilutive potential common stock used in
diluted EPS.                                                           5,719,486     5,108,264
                                                                      ==========    ==========

          Options and warrants on 0 and 2,000 shares, respectively, of common stock were not included in computing diluted EPS for the years ended December 31, 2000 and 1999, respectively, because they were not "in-the-money".

Note 10.  Operating Segments

          The Company's reportable segments include Product Sales and Service Sales which are explained in Item 1 of the Company's form 10KSB, including a discussion of principle markets and distribution. The other column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS


Note 10.  Operating Segments  (Continued)


          Segment information for the years ended December 31, 2000 and 1999, was as follows:

                                                     2000
                           --------------------------------------------------------
                             Product        Service
                              Sales          Sales          Other          Total
                           -----------    ----------    -----------     -----------
Sales                      $21,047,803    $4,268,636    $         -     $25,316,439
Gross profit                 4,603,006     1,784,992              -       6,387,998
Operating earnings           1,988,640     1,001,086     (1,131,057)      1,858,669
Depreciation and
  amortization                 293,631        42,430          8,002         344,063
Interest expense               195,585        28,262          5,330         229,177
Total assets                13,229,011     1,911,601        360,499      15,501,111
Capital expenditures           315,212       114,890        200,670         630,772

                                                     1999
                         ----------------------------------------------------------
                             Product        Service
                              Sales          Sales          Other          Total
                           -----------    ----------    -----------     -----------
Sales                       $ 9,058,296    $3,144,405    $        -     $12,202,701
Gross profit                  1,807,414     1,313,635             -       3,121,049
Operating earnings              526,137       858,315      (819,060)        565,392
Depreciation and
  amortization                   49,501       148,370       131,973         329,844
Interest expense                 63,806        24,968         3,699          92,473
Total assets                  4,363,504     1,721,295       239,228       6,324,027
Capital expenditures            200,547        96,346       147,400         444,293

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information about our directors and nominees for directors is incorporated by reference to our proxy statement for our year 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: "Proposal One: Election of Directors." Information relating to executive officers and significant employees is included at the end of Part I of this Form 10-KSB and is hereby incorporated herein by reference.


Item 10.    Executive Compensation

Incorporated by reference to our proxy statement for our year 2001 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: "Principal Holders of Voting Securities" and "Proposal One: Election of Directors."


Item 11.    Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to our proxy statement for our year 2001 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: "Executive Compensation."


Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  LISTING OF EXHIBITS.  The following is a listing of Exhibits either filed
     -------------------
     with this report or incorporated by reference :


                                                                        If Incorporated by Reference,
   Exhibit                                                            Document with which Exhibit was
     No.                  Description of Exhibit                       Previously Filed with the SEC
   -------                ----------------------                       -----------------------------
3(a)            Amended and restated articles of              Registration Statement on Form 10-SB filed with the
                incorporation                                 Securities and Exchange Commission on December 13,
                                                              1999.

3(b)            Amendments to Amended and restated            Form SB-2 filed with the Securities and Exchange
                articles of incorporation, adopted June       Commission September 21, 2000.
                26, 2000

3(c)            Amended and restated code of regulations      Registration Statement on Form 10-SB filed with the
                                                              Securities and Exchange Commission on December 13,
                                                              1999.

3(d)            Amendment to Amended and Restated Code of     Annual Report on Form 10-KSB filed with the
                Regulations                                   Securities and Exchange Commission on March 30, 2000.

3(e)            Amendments to Amended and Restated Code of    Form SB-2 filed with the Securities and Exchange
                Regulations, adopted June 26, 2000            Commission September 21, 2000.

4               Instruments defining the rights of           Form SB-2 filed with the Securities and Exchange
                security holders, including indentures       Commission September 21, 2000.

10(a)           Technology license agreement between         Registration Statement on Form 10-SB filed with the
                Pinnacle Data Systems, Inc. and Sun          Securities and Exchange Commission on December 13,
                Microsystems, Inc. dated May 12, 1994        1999.

10(b)           Development and manufacturing license        Registration Statement on Form 10-SB filed with the
                agreement between Pinnacle Data Systems,     Securities and Exchange Commission on December 13,
                Inc. and Sun Microsystems, Inc. dated        1999.
                October 27, 1997

                                                                        If Incorporated by Reference,
   Exhibit                                                            Document with which Exhibit was
     No.                  Description of Exhibit                       Previously Filed with the SEC
   -------                ----------------------                       -----------------------------
10(c)           Repair services agreement between Pinnacle   Registration Statement on Form 10-SB filed with the
                Data Systems, Inc. and Sun Microsystems,     Securities and Exchange Commission on December 13,
                Inc. dated March 29, 1999                    1999.

10(d)           Employment agreement between Pinnacle Data   Contained herein.
                Systems, Inc. and John D. Bair dated as of
                January 1, 2001

10(e)*          Employment agreement between Pinnacle Data   Registration Statement on Form 10-SB filed with the
                Systems, Inc. and C. Robert Hahn dated       Securities and Exchange Commission on December 13,
                October 29, 1997                             1999.

10(f)           Amendment to Employment agreement between    Contained herein.
                Pinnacle Data Systems, Inc. and C. Robert
                Hahn dated March 23, 2001

10(g)*          Employment agreement between Pinnacle Data   Registration Statement on Form 10-SB filed with the
                Systems, Inc. and Thomas J. Carr dated       Securities and Exchange Commission on December 13,
                October 29, 1997                             1999.

10(h)*          Standard form Director stock option          Registration Statement on Form 10-SB filed with the
                agreement between Pinnacle Data Systems,     Securities and Exchange Commission on December 13,
                Inc. and individual members of the Board     1999
                of Directors

10(i)*          Employment agreement and stock option        Registration Statement on Form 10-SB filed with the
                agreement between Pinnacle Data Systems,     Securities and Exchange Commission on December 13,
                Inc. and David J. Richards dated July 22,    1999.
                1998

10(j)*          Pinnacle Data Systems, Inc. 1995 stock       Registration Statement on Form 10-SB filed with the
                option plan                                  Securities and Exchange Commission on December 13,
                                                             1999.


                                                                        If Incorporated by Reference,
   Exhibit                                                            Document with which Exhibit was
     No.                  Description of Exhibit                       Previously Filed with the SEC
   -------                ----------------------                       -----------------------------
10(k)*          Amendment No. 1 to Pinnacle Data Systems,    Annual Report on Form 10-KSB filed with the
                Inc. 1995 Stock Option Plan                  Securities and Exchange Commission on March 30, 2000.

10(l)*          Pinnacle Data Systems, Inc. 2000 Directors   Annual Report on Form 10-KSB filed with the
                Stock Option Plan                            Securities and Exchange Commission on March 30, 2000.

10(m)           Real estate contract on sale of building,    Registration Statement on Form 10-SB filed with the
                dated March 17, 1999                         Securities and Exchange Commission on December 13,
                                                             1999.

10(n)           Lease agreement between Pinnacle Data        Registration Statement on Form 10-SB filed with the
                Systems, Inc. and Duke Realty Limited        Securities and Exchange Commission on December 13,
                Partnership dated March 9, 1999              1999.

10(o)           First Lease Amendment between Pinnacle       Annual Report on Form 10-KSB filed with the
                Data Systems, Inc. and Duke Realty Limited   Securities and Exchange Commission on March 30, 2000.
                Partnership dated January 5, 2000

10(p)           Business Loan Agreement between Pinnacle     Contained herein.
                Data Systems, Inc. and Key Bank National
                Association dated August 10, 2000.

10(q)           Warrant to Purchase Common Shares dated      Form SB-2 filed with the Securities and Exchange
                April 23, 1996                               Commission September 21, 2000.

21              List of Subsidiaries                         Contained herein

23              Independent Auditors' Consent                Contained herein

24              Powers of Attorney                           Contained herein

-----------------------------

       *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

  (b)           REPORTS ON FORM 8-K
                -------------------

  No Form 8-K reports were filed during the fourth quarter of the Company's fiscal year ended December 31, 2000.

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

                                   PINNACLE DATA SYSTEMS, INC.


Date : March 29, 2001              By    /s/ John D. Bair
                                      ---------------------------
                                         John D. Bair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/ John D. Bair              Chairman, President, Chief     March 29, 2001
------------------------      Executive Officer and
John D. Bair                  Director (principal
                              executive officer)


/s/ Thomas J. Carr*           Chief Financial Officer,       March 29, 2001
------------------------      and Treasurer,
Thomas J. Carr                (principal financial and
                              principal accounting officer)


C. Robert Hahn*               Vice President-Service Group,  March 29, 2001
------------------------      and Director
C. Robert Hahn


Hugh C. Cathey*               Director                       March 29, 2001
------------------------
Hugh C. Cathey

Paul H. Lambert*              Director                       March 29, 2001
------------------------
Paul H. Lambert

Thomas M. O'Leary*            Director                       March 29, 2001
------------------------
Thomas M. O'Leary

Robert V.R. Ostrander*        Director                       March 29, 2001
------------------------
Robert V.R. Ostrander



*The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By       /s/ John D. Bair              March 29, 2001
         ----------------
         John D. Bair,
         Attorney-in-Fact