Form 10QSB
period 2001-03-31
PINNACLE DATA SYSTEMS INC
filed 2001-05-15
CIK 1004608

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from __________ to ________

          Commission file number: 0-28483
                                  -------


                          PINNACLE DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Ohio                                   31-1263732
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

                     6600 Port Road, Groveport, Ohio 43125
                   ----------------------------------------
                   (Address of principal executive offices)

                                (614) 748-1150
                          ---------------------------
                          (Issuer's Telephone Number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,466,004 common shares, without par value, as of April 30, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                        PART I - Financial Information


Item 1. Financial Statements.



To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio

                        Independent Accountants' Report

          We have reviewed the accompanying balance sheets of Pinnacle Data Systems, Inc. as of March 31, 2001 and 2000, and the related statements of income and cash flows for the thirteen weeks then ended. These financial statements are the responsibility of the management of Pinnacle Data Systems, Inc.

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



                                         /s/ HAUSSER + TAYLOR LLP


Columbus, Ohio
April 20, 2000

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                BALANCE SHEETS

                            March 31, 2001 and 2000
                            -----------------------

                               ASSETS                                           2001                 2000
                               ------                                           ----                 ----
CURRENT ASSETS
  Cash                                                                     $        38,962       $     203,546
  Accounts receivable, net of allowance for doubtful
   accounts of $8,000 and $11,500, respectively                                  4,836,605           3,105,896
  Inventory                                                                      7,766,239           4,179,201
  Other prepaid expenses                                                           239,545             163,465
  Deferred income taxes (Note 3)                                                   247,000             132,000
                                                                            --------------       -------------
                                                                                13,128,351           7,784,108
                                                                            --------------       -------------



PROPERTY AND EQUIPMENT
  Leasehold improvements                                                           189,389              77,515
  Furniture and fixtures                                                           299,865             260,914
  Computer equipment and related software                                        1,255,190           1,098,883
  Shop equipment                                                                   306,417             299,062
  Vehicle                                                                           21,846              21,846
                                                                            --------------       -------------
                                                                                 2,072,707           1,758,220
  Less accumulated depreciation and amortization                                   968,763             880,589
                                                                            --------------       -------------
                                                                                 1,103,944             877,631
                                                                            --------------       -------------

OTHER ASSETS
  Deposits
                                                                                    20,385              18,112
                                                                            --------------       -------------
                                                                                    20,385              18,112
                                                                            --------------       -------------
                                                                           $    14,252,680      $    8,679,851
                                                                            ==============       =============



  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                BALANCE SHEETS

                            March 31, 2001 and 2000
                            -----------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY                           2001                 2000
                ------------------------------------                           ----                 ----
CURRENT LIABILITIES
 Line of credit                                                             $  6,290,401         $  1,759,600
 Current portion of long-term debt                                               133,333              126,521
 Accounts payable                                                              2,795,319            3,247,021
 Accrued expenses:
  Wages and payroll taxes                                                        210,841              182,949
  Vacation                                                                        58,295               80,985
  Profit sharing plan                                                            124,081               20,800
  Property taxes                                                                  12,000                6,750
  Income taxes                                                                         -              106,576
  Other                                                                          148,034              150,776
 Unearned service revenue                                                         31,507               80,068
                                                                            ------------         ------------
                                                                               9,803,811            5,762,046
                                                                            ------------         ------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                            133,334              282,557
 Deferred income taxes (Note 3)                                                   41,000               14,000
                                                                            ------------         ------------
                                                                                 174,334              296,557
                                                                            ------------         ------------
                                                                               9,978,145            6,058,603
                                                                            ------------         ------------
STOCKHOLDERS' EQUITY
 Preferred stock; no par value; 4,000,000 shares authorized;
 no shares issued or outstanding                                                       -                    -
 Common stock; no par value; 10,000,000 shares authorized;
 5,443,004 and 4,902,804 shares issued
 and outstanding, respectively                                                 2,089,624            1,636,638
 Additional paid-in capital                                                      497,506              214,506
 Retained earnings                                                             1,687,405              770,104
                                                                            ------------         ------------
                                                                               4,274,535            2,621,248
                                                                            ------------         ------------
                                                                            $ 14,252,680         $  8,679,851
                                                                            ============         ============

  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                             STATEMENTS OF INCOME

                 Thirteen Weeks Ended March 31, 2001 and 2000
                 --------------------------------------------

                                                                               2001                 2000
                                                                               ----                 ----
SALES
 Product sales                                                             $   6,194,842        $   4,184,415
 Repair sales                                                                    537,649              541,308
 Other service sales                                                             792,992              318,231
                                                                           -------------        -------------
                                                                               7,525,483            5,043,954
                                                                           -------------        -------------
COST OF SALES
 Product sales                                                                 4,938,329            3,252,836
 Repair sales                                                                    359,475              261,134
 Other service sales                                                             646,803              255,171
                                                                           -------------        -------------
                                                                               5,944,607            3,769,141
                                                                           -------------        -------------

GROSS PROFIT                                                                   1,580,876            1,274,813
                                                                           -------------        -------------
OPERATING EXPENSES
  Selling, general and administrative                                          1,315,164              932,165
                                                                           -------------        -------------

INCOME FROM OPERATIONS                                                           265,712              342,648
                                                                           -------------        -------------

OTHER EXPENSE
  Interest expense                                                               118,041               37,631
                                                                           -------------        -------------
                                                                                 118,041               37,631
                                                                           -------------        -------------

INCOME  BEFORE INCOME TAXES                                                      147,671              305,017

INCOME TAXES (Note 3)                                                             58,000              118,957
                                                                           -------------        -------------

NET INCOME                                                                 $      89,671        $     186,060
                                                                           =============        =============
BASIC EARNINGS PER COMMON SHARE                                            $        0.02        $        0.04
                                                                           =============        =============
DILUTED EARNINGS PER COMMON SHARE                                          $        0.01        $        0.03
                                                                           =============        =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                                                         5,425,104            4,875,738

 Diluted                                                                       6,064,129            5,469,462

        The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                           STATEMENTS OF CASH FLOWS

                 Thirteen Weeks Ended March 31, 2001 and 2000
                 --------------------------------------------

                                                                                             2001                2000
                                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $    89,671      $      186,060
                                                                                           -----------        ------------
  Adjustments to reconcile net income to net cash used
  in operating activities:
    Depreciation and amortization                                                               97,394              81,664
    Provision for doubtful accounts                                                                  -               1,500
    Inventory reserves                                                                           7,774              29,787
    (Increase) decrease in assets:
      Accounts receivable                                                                      537,295            (637,315)
      Inventory                                                                                743,912          (1,531,706)
      Prepaid expenses and other assets                                                       (105,457)            (28,427)
    Increase (decrease) in liabilities:
      Accounts payable                                                                      (2,635,752)          1,467,805
      Accrued expenses and taxes                                                              (203,227)            (11,455)
      Unearned revenues                                                                        (10,833)             18,815
                                                                                           -----------          -----------
        Total adjustments                                                                   (1,568,894)           (609,332)
                                                                                           -----------          -----------
          Net cash used in operating activities                                             (1,479,223)           (423,272)
                                                                                           -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                          (27,508)           (103,077)
                                                                                           -----------       -------------
          Net cash used in investing activities                                                (27,508)           (103,077)
                                                                                           -----------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                                           1,487,092             459,600
  Principal payments on long-term debt                                                         (38,459)           (186,001)
  Long-term borrowings                                                                               -             400,000
  Proceeds from stock options exercised                                                         61,187              21,000
                                                                                           -----------       -------------
          Net cash provided by financing activities                                          1,509,820             694,599
                                                                                           -----------       -------------

INCREASE IN CASH                                                                                 3,089             168,250

CASH - Beginning of year                                                                        35,873              35,296
                                                                                           -----------       -------------

CASH - End of year                                                                        $     38,962      $      203,546
                                                                                           ===========       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                                                                         $    152,500      $       27,525
                                                                                           ===========       =============

    Income taxes paid                                                                     $    213,000      $       35,982
                                                                                           ===========       =============


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



Note 2.   Summary of Significant Accounting Policies


          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2000. Interim results are not necessarily indicative of results for the full year.


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

                          PINNACLE DATA SYSTEMS, INC.

                                  (DBA PDSi)


                         NOTES TO FINANCIAL STATEMENTS


Note 4.   Operating Segments


          During 2001, the Company restructured its reportable segments to include Product Sales, Repair Sales and Other Service Sales. Previously, the Company's reportable segments only included Product and Service sales. The new format separates repair sales from all other service sales, which include testing and screening of customer components, logistics and inventory management services, and non-recurring engineering services. All previously reported segment information has been restated to conform with the new presentation.

          The other column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.


                                                Thirteen Weeks Ended March 31, 2001
                                  ---------------------------------------------------------------
                                    Product          Repair           Service
                                     Sales            Sales            Sales            Other            Total
                                  -----------      -----------      -----------     -------------     -----------
Sales                             $ 6,194,842      $   537,649      $   792,992      $         -      $ 7,525,483
Gross profit                        1,256,512          178,175          146,189                -        1,580,876
Operating earnings                    389,931           30,643           22,127           (176,989)       265,712
Depreciation and
  amortization                         18,261           29,218           25,566             24,349         97,394
Interest expense                       98,325            9,701            4,056              5,959        118,041
Total assets                       11,872,119        1,171,314          489,785            719,462     14,252,680
Capital expenditures                    2,007           15,814              -                9,687         27,508

                                                Thirteen Weeks Ended March 31, 2000
                                  ---------------------------------------------------------------
                                    Product          Repair           Service
                                     Sales            Sales            Sales             Other             Total
                                  -----------      -----------      -----------       -----------       -----------
Sales                             $ 4,184,415      $   541,308      $   318,231       $         -     $ 5,043,954
Gross profit                          931,579          280,174           63,060                 -       1,274,813
Operating earnings                    366,539          151,667           (2,691)         (172,867)        342,648
Depreciation and
  amortization                         24,985           20,166           14,938            21,575          81,664
Interest expense                       29,150            3,917            1,718             2,846          37,631
Total assets                        6,723,729          903,598          396,358           656,166       8,679,851
Capital expenditures                   27,831                -           30,923            44,323         103,077

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from any of the three customers that made up approximately 63% of our revenue during 2000, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

Results of Operations

Thirteen weeks ended March 31, 2001 compared to thirteen weeks ended March 31, 2000

SALES

Sales were $7,525,483 in the first thirteen weeks of 2001, an increase of 49% over sales of $5,043,954 in the same period of 2000.

Product sales were $6,194,842 for the first thirteen weeks of 2001, an increase of 48% over the first thirteen weeks of 2000. The increase in product sales was primarily attributable to an increase in product shipments to three customers. Those three customers generated a total of approximately $4.3 million, or 69% of total product sales in the first thirteen weeks of 2001, compared to a total of $1.2 million, or 28% of total product sales in the same period of 2000.

Despite the record sales in the first thirteen weeks of 2001, as the general economic downturn developed we began to see our product customers cutting back on how far into the future they are placing orders and making forecasts of orders. Our customers also have begun to reduce the number of our products that they are carrying in their inventories. Around the beginning of May 2001, several of our larger customers indefinitely postponed orders previously placed with us. As the general economy improves, we expect to see our customers begin taking deliveries on those orders. The exact timing of when they will resume placing orders is virtually impossible for us to predict. Especially in light of the fact that we have a relatively high concentration of our recent sales in a few customers, the result of those customers delaying orders will likely have a significantly negative impact on our sales and profitability in the short term. Given our current level of spending for future product development, a delay of only a few product customer orders beyond June 2001 would result in a net loss for the period ended June 30, 2001. At this time we expect a net loss after tax of between five and nine cents per share in that reporting period.

We will continue to strive to add to our customer base as we pursue the strategy of acquiring larger customers with larger projects, which could result in greater short-term volatility in product revenue and profit.

Beginning with this Form 10Q we have separated repair sales from other service sales. Other service sales include testing and screening of customer components, logistics and inventory management services, and non-recurring engineering services. The reason for reporting repair sales separate from other services sales is the significant difference in gross margins of the two types of sales. The other types of service sales typically have lower gross margins than repair sales.

Repair sales were generally flat from the previous year. Repair sales for the first thirteen weeks of 2001 were $537,649, a decline of less than 1% from the same period in 2000. Approximately 75% of our repair sales are to one customer. We continue to strive to add one or more large repair customers.

Other service sales for 2001 were $792,992, which was 149% higher than in 2000. The majority of the increase was from logistics management services wherein, on behalf of our largest repair customer, we send components that are under warranty by other Original Equipment Manufacturers (OEM's) out to those manufacturers for them to repair. We are billed by the OEM, and then rebill to our largest repair customer at the same price, with no gross margin. Our efforts in these exchanges are compensated by our customer by a monthly management fee. Beginning with the second quarter of 2001 we will be marking up those charges to our customer by a small amount.

We do not currently expect repair and other service sales to be negatively impacted by the general economic slowdown.

GROSS PROFIT

Our gross profit increased from $1,274,813 in the first thirteen weeks of 2000 to $1,580,876 in 2001, an increase of 24%. Direct labor declined slightly from 6.4% of sales to 6.1%. Overhead increased from 6.2% to 6.4%, primarily due to a significant increase in facility costs associated with increasing the size of our facility.

The gross margin on product sales decreased to 20% for 2001, compared to 22% in 2000. Material, labor and overhead costs all increased by a fraction of 1% as a percentage of product sales. Material costs of product sales are overwhelmingly our largest cost item. Consequently, changes in those costs have the largest potential to impact our profitability.

The gross margin on repair sales was 33% in 2001, compared to 52% in 2000. The decline was due to increases in direct labor and overhead. A few positions that performed a variety of roles in 2000 were dedicated to repair services in 2001, performing quality assurance and statistical analysis for repairs from our largest repair customer. Those positions are now charged to direct labor. The increase in overhead was the result of additional equipment and the increase in the size of our facility.

The gross margin on other service sales in 2001 was 18%, compared to 20% in 2000. In 2000, the gross margin was relatively low due to significant start-up costs involved with beginning the logistics and inventory management service operation. The margin was relatively low in 2001 due to the aforementioned OEM warranty repair services on which there is no margin.

Our overall gross margin declined from 25% in 2000 to 21% in 2001.


OPERATING EXPENSES

Operating expenses totaled $1,315,164 for the first thirteen weeks of 2001, compared with $932,165 for the same period in 2000. The 41% increase from 2000 to 2001 was less than the 49% rate of growth of sales but greater than the 24% rate of growth of gross profit. The majority of the increase came from higher wages from an expanded engineering and technical staff; approximately 20% of which were employed to support current revenue and approximately 80% of which were employed to prepare for anticipated future growth.

As a percentage of sales, operating expenses decreased from 18% in 2000 to 17% in 2001. Because operating expenses increased more than gross profit from the first thirteen weeks of 2000 to 2001, income from operations decreased 22% to $265,712 (3.5% of sales) for 2001, from $342,648 (6.8% of sales) in 2000.


OTHER INCOME AND EXPENSE

As a result of our increased use of our line of credit to support higher accounts receivable and inventory, interest expense in 2001 grew 214%, from $37,631 in 2000 to $118,041 in 2001.


INCOME TAXES AND NET INCOME

Income before income taxes declined to $147,671 for 2001 (2% of sales), compared to $305,017 for 2000 (6% of sales), a decrease of 52%. Consequently, income tax expense decreased, from $118,957 in 2000 to $58,000 in 2001. Net income was $89,671 (1% of sales) in 2001, compared to $186,060 (4% of sales) in 2000, a decrease of 52%.

Our basic earnings per share declined from $0.04 for 2000, to $0.02 for 2001. Fully diluted earnings per share declined from $0.03 for 2000, to $0.01 for 2001.


LIQUIDITY AND CAPITAL RESOURCES

During the first thirteen weeks of 2001, we used $1,479,223 of cash in our operating activities, compared to a use of cash of $423,272 in the same period in 2000. We used cash to pay down our accounts payable and accrued expenses and taxes by approximately $2.8 million. That amount was partially offset by reductions in accounts receivable of $537,295 and inventory of $743,912. Much of the inventory consumption came out of a substantial one-time buy of components that we made during the last week of 2000 in order to avoid significant price increases in those components. The total one-time buy was approximately $1.7 million. We placed an order for approximately $900,000 at the end of March 2001 for some of those same components used in our large customer products to meet our customer orders at the time and to take advantage of substantial price discounts. As those components were not shipped until April, they are not reflected in the financial statements contained herein.

Our inventory total at December 31, 2000 included approximately $1.25 million of components that we had acquired in the fourth quarter of 2000 in order to assemble computer systems for one of our largest customers. One of the components needed for the assembly was to be provided by the customer. Due to technical problems experienced by the customer, no shipments were made of that component by the customer prior to December 31, 2000. Consequently, we continued to carry that amount of inventory into 2001. It was our expectation that the technical problems would be resolved and the components received during the first quarter of 2001, thereby liquidating the inventory. However, only a small number of the components were made available by March 31, 2001. Approximately $250,000 of inventory was shipped to the customer in February and March, leaving approximately $1 million of components left in our inventory. We are working with the customer to arrange in interim financial solution to the situation while they continue to resolve the technical problems.

Because of the postponement of orders by the large product customers, we have a substantial amount of finished products as well as unfinished components for each of those customers. When the customers resume their orders, we will be able to immediately ship those products and realize revenue.

We used $27,508 of cash in our investing activities in 2001, compared to $103,077 in 2000. During the first thirteen weeks of 2000 we were in the process of adding personnel and acquiring additional space in our building. Consequently, we made significantly more purchases of computer equipment and furniture than was necessary in 2001.

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

The initial draw on the line of credit was approximately $1,475,000. Combined with the $400,000 term loan, the proceeds were used to retire a term loan and line of credit at Firstar Bank. The payoffs of those loans were approximately $175,000 and $1,700,000, respectively. At March 31, 2001, the line of credit balance was $6,290,401. The balance on the term loan was $266,667. We have not yet made any draws against the lease line of credit.

In 2001, our overall financing activities provided cash of $1,509,820 compared to $694,599, in 2000. Long-term debt was reduced by $38,459 and the line of credit increased by $1,487,092. We also received $61,187 from the exercise of stock options and warrants. As a result of the stock option and warrant exercises and net income earned during the first thirteen weeks of 2001, total stockholders equity increased by approximately $150,000.

The combination of the inventory backlogs created by the delay of the one customer project with technical problems and the postponement of other customer orders has the potential of creating short-term liquidity problems for us. We are working with both our customers and our suppliers, as well as our bank, to get through the liquidity shortage.

Our current bank financing agreement is not sufficient to support either further growth of our current products or the research and development expenditures we intend to make for future products. We are considering a variety of debt and equity vehicles.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

               (A)  Exhibits.

                    None

               (B)  Reports on Form 8-K.

                    No reports on Form 8-K were filed during the thirteen weeks ended March 31, 2001.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ___________________________________
                                         PINNACLE DATA SYSTEMS, INC.


Date __________________                  /s/ John D. Bair
                                         -----------------------------------
                                         John D. Bair, Chief Executive Officer


Date __________________                  /s/ Thomas J. Carr
                                         --------------------------------------
                                         Thomas J. Carr, Chief Financial Officer