Form 10QSB
period 2001-06-30
PINNACLE DATA SYSTEMS INC
filed 2001-08-13
CIK 1004608

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
          EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from __________ to ________

               Commission file number: 0-28483
                                       -------


                           PINNACLE DATA SYSTEMS, INC.
                          ---------------------------
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

                                 (614) 748-1150
                                 --------------
                          (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,475,204 common shares, without par
                                          ------------------------------------
value, as of July 31, 2001.
--------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                        PART I - Financial Information


Item 1.  Financial Statements.






To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio


                         Independent Accountants Report

               We have reviewed the accompanying balance sheets of Pinnacle Data Systems, Inc. as of June 30, 2001 and 2000, and the related statements of operations and cash flows for the quarter (thirteen weeks) and six months (twenty-six weeks) then ended. These financial statements are the responsibility of the management of Pinnacle Data Systems, Inc.

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




                                      /s/ HAUSSER + TAYLOR LLP


Columbus, Ohio
July 20, 2001

                    PINNACLE DATA SYSTEMS, INC.
                             (DBA PDSi)

                           BALANCE SHEETS

                       June 30, 2001 and 2000
                       ----------------------

                               ASSETS                                           2001                 2000
                               ------                                           ----                 ----

CURRENT ASSETS
  Cash                                                                    $         34,641      $       31,035
  Accounts receivable, net of allowance for doubtful
   accounts of $9,500 and $15,000, respectively                                  4,250,358           2,921,720
  Inventory                                                                      6,473,433           4,522,528
  Other prepaid expenses                                                           286,752             177,486
  Deferred income taxes                                                            395,000             132,000
                                                                          ----------------      --------------
                                                                                11,440,184           7,784,769
                                                                          ----------------      --------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                           189,389             122,538
  Furniture and fixtures                                                           301,400             298,281
  Computer equipment and related software                                        1,298,300           1,193,168
  Shop equipment                                                                   348,338             297,398
  Vehicle                                                                           21,846              21,846
                                                                          ----------------      --------------
                                                                                 2,159,273           1,933,231
  Less accumulated depreciation and amortization                                 1,069,504             968,334
                                                                          ----------------      --------------
                                                                                 1,089,769             964,897
                                                                          ----------------      --------------
OTHER ASSETS
  Deposits                                                                          20,385              18,112
                                                                          ----------------      --------------
                                                                                    20,385              18,112
                                                                          ----------------      --------------

                                                                          $     12,550,338      $    8,767,778
                                                                          ================      ==============

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                 BALANCE SHEETS

                             June 30, 2001 and 2000
                             ----------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY                           2001                 2000
                ------------------------------------                           ----                 ----

CURRENT LIABILITIES
  Line of credit                                                          $    4,986,712       $    2,031,100
  Current portion of long-term debt                                              133,333              126,521
  Accounts payable                                                             2,303,865            2,747,946
  Accrued expenses:
    Wages and payroll taxes                                                      362,070              277,943
    Employee benefits                                                            195,357              120,978
    Property taxes                                                                12,295                    -
    Income taxes                                                                       -               66,634
    Other                                                                        294,209              117,862
  Unearned service revenue                                                       135,355               19,788
                                                                          --------------       --------------
                                                                               8,423,196            5,508,772
                                                                          --------------       --------------


LONG-TERM LIABILITIES
  Long-term debt, less current portion                                           100,000              248,557
  Deferred income taxes                                                           45,000               14,000
                                                                          --------------       --------------
                                                                                 145,000              262,557
                                                                          --------------       --------------
                                                                               8,568,196            5,771,329
                                                                          --------------       --------------


STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock; no par value; 4,000,000 shares authorized;
   no shares issued or outstanding                                                     -                    -
  Common stock; no par value; 25,000,000 shares authorized;
   5,470,004 and 5,010,204 shares issued
   and outstanding, respectively                                               2,125,874            1,718,050
  Additional paid-in capital                                                     497,506              214,506
  Retained earnings                                                            1,358,762            1,063,893
                                                                          --------------       --------------
                                                                               3,982,142            2,996,449
                                                                          --------------       --------------

                                                                          $   12,550,338       $    8,767,778
                                                                          ==============       ==============

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF OPERATIONS

                                                      For the Quarter Ended                  For the Six Months Ended
                                                   June 30,           June 30,            June 30,              June 30,
                                                     2001               2000               2001                  2000
                                                     ----               ----               ----                  ----
                                                          (unaudited)                           (unaudited)
                                               ----------------------------------     --------------------------------------
SALES
  Product sales                                  $   4,455,862      $   5,725,534       $  10,650,703         $   9,909,949
  Repair sales                                         528,320            562,481           1,065,970             1,103,790
  Other service sales                                  665,877            434,629           1,458,869               752,860
                                                 -------------      -------------       -------------         -------------
                                                     5,650,059          6,722,644          13,175,542            11,766,599
                                                 -------------      -------------       -------------         -------------
COST OF SALES
  Product sales                                      3,705,967          4,401,545           8,644,296             7,654,382
  Repair sales                                         417,549            272,502             777,023               488,524
  Other service sales                                  508,267            405,792           1,155,070               706,075
                                                 -------------      -------------       -------------         -------------
                                                     4,631,783          5,079,839          10,576,389             8,848,981
                                                 -------------      -------------       -------------         -------------

GROSS PROFIT                                         1,018,276          1,642,805           2,599,153             2,917,618
                                                 -------------      -------------       -------------         -------------

OPERATING EXPENSES
  Selling, general and administrative                1,458,611          1,104,089           2,773,775             2,036,254
                                                 -------------      -------------       -------------         -------------

INCOME (LOSS) FROM OPERATIONS                         (440,335)           538,716            (174,622)              881,364
                                                 -------------      -------------       -------------         -------------

OTHER EXPENSE
  Interest expense                                    (100,308)           (56,884)           (218,350)              (94,515)
                                                 -------------      -------------       -------------         -------------
                                                      (100,308)           (56,884)           (218,350)              (94,515)
                                                 -------------      -------------       -------------         -------------

INCOME (LOSS) BEFORE INCOME TAXES                     (540,643)           481,832            (392,972)              786,849

INCOME TAXES (Note 4)                                 (212,000)           188,043            (154,000)              307,000
                                                 -------------      -------------       -------------         -------------

NET INCOME (LOSS)                                $    (328,643)     $     293,789       $    (238,972)        $     479,849
                                                 =============      =============       =============         =============

BASIC EARNINGS (LOSS) PER COMMON SHARE           $       (0.06)     $        0.06       $       (0.04)        $        0.10
                                                 =============      =============       =============         =============

DILUTED EARNINGS (LOSS) PER COMMON SHARE         $       (0.05)     $        0.05       $       (0.04)        $        0.08
                                                 =============      =============       =============         =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                              5,462,193          4,936,390           5,443,396             4,905,598
                                                 =============      =============       =============         =============

  Diluted                                            5,997,454          5,767,644           6,041,029             5,674,756
                                                 =============      =============       =============         =============

  The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2001 and 2000
                     ---------------------------------------

                                                                               2001                2000
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $     (238,972)     $      479,849
                                                                          --------------      --------------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                198,136             169,410
    Provision for doubtful accounts                                                1,500               5,000
    Inventory reserves                                                           171,830              79,569
    Provision for deferred taxes                                                (144,000)                  -
    (Increase) decrease in assets:
      Accounts receivable                                                      1,122,042            (456,639)
      Inventory                                                                1,872,662          (1,924,817)
      Prepaid expenses and other assets                                         (154,554)            (42,447)
    Increase (decrease) in liabilities:
      Accounts payable                                                        (3,127,205)            968,731
      Accrued expenses and taxes                                                 109,342              23,124
      Unearned revenues                                                           93,015             (41,465)
                                                                          --------------      --------------
        Total adjustments                                                        142,768          (1,219,534)
                                                                          --------------      --------------
          Net cash used in operating activities                                  (96,204)           (739,685)
                                                                          --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                           (114,075)           (278,088)
                                                                          --------------      --------------
          Net cash used in investing activities                                 (114,075)           (278,088)
                                                                          --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                               183,403             731,100
  Principal payments on long-term debt                                           (71,793)           (220,001)
  Long-term borrowings                                                                 -             400,000
  Proceeds from stock options exercised                                           97,437             102,413
                                                                          --------------      --------------
          Net cash provided by financing activities                              209,047           1,013,512
                                                                          --------------      --------------

DECREASE IN CASH                                                                  (1,232)             (4,261)

CASH - Beginning of period                                                        35,873              35,296
                                                                          --------------      --------------

CASH - End of period                                                      $       34,641      $       31,035
                                                                          ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                                         $      223,236      $       91,940
                                                                          ==============      ==============

    Income taxes paid                                                     $      303,525      $      430,589
                                                                          ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)


                          NOTES TO FINANCIAL STATEMENTS


Note 1.    Organization

           Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) designs, manufactures and integrates SPARC-based board and system-level data processing and transmission products for Original Equipment Manufacturers (OEMs). The Company also provides OEM board and component-level depot repair and worldwide logistics support for electronic equipment such as computers, peripherals and printed circuit board assemblies



Note 2.    Summary of Significant Accounting Policies

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


Note 3.    Stockholders' Equity

           On May 23, 2001 the shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of common shares from 10,000,000 to 25,000,000.


Note 4.    Income Taxes

           Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)


                          NOTES TO FINANCIAL STATEMENTS



Note 5.    Operating Segments

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

           The "Other" column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.


                                                       Six Months Ended June 30, 2001
                                    ----------------------------------------------------------------
                                          Product          Repair          Service
                                           Sales           Sales            Sales         Other              Total
                                           -----           -----            -----         ----               -----
           Sales                    $     10,650,703    $  1,065,970    $  1,458,869   $           -      $  13,175,542
           Gross profit                    2,006,407         288,947         303,799               -          2,599,153
           Operating earnings                279,355         107,442          90,380        (651,799)          (174,622)
           Depreciation and
             amortization                     70,571          39,032           7,457          81,076            198,136
           Interest expense                        -               -               -         218,350            218,350
           Total assets                    9,931,114       1,194,073         278,380       1,146,771         12,550,338
           Capital expenditures                7,756           8,697          49,950          47,672            114,075

                                                    Six Months Ended June 30, 2000
                                    ----------------------------------------------------------------
                                         Product         Repair           Service
                                          Sales          Sales             Sales        Other              Total
                                          -----          -----             -----        -----              -----
           Sales                    $    9,909,949    $  1,103,790    $    752,860   $           -      $  11,766,599
           Gross profit                  2,255,567         615,266          46,785               -          2,917,618
           Operating earnings            1,226,539         344,988         (59,089)       (631,074)           881,364
           Depreciation and
             amortization                   24,985          29,600           5,504         109,321            169,410
           Interest expense                      -               -               -          94,515             94,515
           Total assets                  7,246,557       1,043,010         213,758         264,453          8,767,778
           Capital expenditures             75,427               -          82,775         119,886            278,088

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the three customers that made up approximately 63% of our revenue during 2000, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

Results of Operations

Quarter and six months ended June 30, 2001 compared to quarter and six months ended June 30, 2000

SALES

For the second quarter (thirteen weeks) of 2001, sales declined 16% to $5,650,059, down from $6,722,644 in the second quarter of 2000.

Sales were $13,175,542 in the first six months of 2001, an increase of 12% over sales of $11,766,599 in the same period of 2000.

Product sales in the second quarter of 2001 were down 22% from the second quarter of 2000, to $4,455,862. Product sales were $10,650,703 for the first six months of 2001, an increase of 7% over the first six months of 2000.

Record sales were posted for the first six months of 2001. However, in the second quarter, in response to the general economic downturn, a number of customers postponed shipments on open orders. Some of those customers resumed taking delivery on products later in the quarter. Delayed shipments resulted in lower quarterly product sales compared to the second quarter last year. Ordering did not pick up during the quarter and some shipments remained on hold at the end of the reporting period.

Most of our products are designed, engineered and built subject to specific customer orders. Building products to order subjects sales in the product segment to the economic conditions of the current customer base. We have embarked on a new product strategy. While continuing to build products to order, we are developing our own proprietary products. Two new products, the TS1000 and TS4500, both designed and manufactured by PDSi for the telecommunications industry, were announced during the quarter. Both of these products are based upon Sun Microsystems processors, but contain additional features, options and enhancements not offered by standard Sun products. Products such as these, while subject to the economic conditions of the industry, may be sold to multiple customers, reducing single customer risk on any individual product and further leveraging design and engineering investment.

For the second quarter of 2001, repair sales declined 6% from the same quarter of 2000 to $528,320. Repair sales for the first six months of 2001 were $1,065,970, a decline of 3% from 2000. Approximately 80% of repair sales are to one customer. We do not believe the current economic conditions have significantly impacted repair sales.


Other service sales for the second quarter of 2001 were $665,877, an increase of 53% over the second quarter of 2001. For the first six months of 2001, other service sales were $1,458,869, an increase of 94% over the first six months of 2000. The increase resulted in part from the successful ramp-up of fulfillment and logistics services for our largest customer account for much of the increase in other service sales. Another factor in the increase was the provision of engineering design services in 2001.

GROSS PROFIT

Gross profit decreased 38% from $1,642,805 in the second quarter of 2000 to $1,018,276 in 2001. The gross margin in the second quarter declined from 24% in 2000 to 18% in 2001. Gross profit declined from $2,917,618 in the first six months of 2000 to $2,599,153 in 2001, a decrease of 11%. The gross margin for the six-month period declined from 25% to 20%.

Major factors in the gross margin decline for the second quarter of 2001 from the same quarter of the previous year were the decline in sales volume and pricing, increased facilities costs attributed to the expansion of the facility, and additional inventory reserves for slow moving inventory (approximately $160,000) resulting from an extensive inventory review at the end of the second quarter of 2001. Inventory reserves total $489,962 or 7% of the total inventory on hand at June 30, 2001. In addition to the inventory reserves and some downward pricing pressure on products, the mix of shipments was weighted more toward lower-margin products in 2001. The result was material cost as a percentage of sales increased from 64% to 66% for the second quarter and from 63% to 67% for the six-month period. Total direct labor as a percentage of sales in the second quarter increased from 6.1% in 2000 to 7.7% in 2001. With product sales decreasing and other service sales increasing, direct labor was redeployed from product manufacturing to provide other services during the quarter. For the six-month period, total direct labor only increased from 6.2% of sales to 6.8%. Overhead, including the increased facilities costs, increased from 5.2% of sales to 7.8% in the quarter, and from 5.8% to 6.9% for the first six months.

The gross margin on product sales was 17% in the second quarter and 19% for the first six months of 2001, compared to 23% and 23%, respectively, in the corresponding periods of 2000. For the second quarter and the six-month periods, material and labor costs only slightly increased as a percentage of product sales over the same periods last year. The material cost increase included an allocation of the increase in inventory reserves for slow-moving inventory (approximately $80,000). However, overhead increased from 2.8% of sales in the first six months of 2000 to 4.6% of sales in 2001 due to its allocation of the increased facility costs, increased support labor required to improve customer service.

The gross margin on repair sales was 21% for the second quarter and 27% for the first six months of 2001, compared to 52% and 56%, respectively, in 2000. The largest factor in the decreasing margin percentages on repair sales over these periods is the allocation of half of the inventory reserve increase (approximately $80,000) in the second quarter. The allocation of the increased facilities cost also reduced repair gross margins over the comparable periods.

The gross margin on other service sales in the second quarter of 2001 was 24%, compared to 7% in 2000. For the first six months, the gross margin increased from 6% in 2000 to 21% in 2001. In 2000, other service gross margins were low due to costs involved in setting up fulfillment and logistics management services for our largest customer. Overall gross margin for other service sales has increased with the successful ramp-up of this service and increased sales volume in this segment.

OPERATING EXPENSES

Operating expenses in 2001 totaled $1,458,611 for the second quarter and $2,773,775 for the first six months, compared with $1,104,089 and $2,036,254 for the corresponding periods in 2000. The 32% growth in the second quarter and 36% increase over the first six months from 2000 resulted primarily from increased sales and support staff hired to expand sales opportunities in the product segment and develop a proprietary product set, including the TS1000 and the TS4500. Approximately $100,000 in additional research and development was also expended in this effort. As a percentage of sales, operating expenses increased from 16% in the second quarter of 2000 to 26% in 2001, and from 17% in the first six months of 2000 to 21% in 2001.

The second quarter of 2001 resulted in a loss from operations of $440,335, compared to income from operations of $538,716 in the same quarter of 2000. For the first six months of 2001, income from operations resulted in a loss of $174,622 compared to income from operations of $881,364 in the same period of 2000.

OTHER EXPENSE

As a result of end-of-year inventory buys to obtain better pricing and the abrupt slowdown of shipments in the second quarter, inventory levels remain significantly above last year. In addition, record fourth quarter 2000 and first quarter 2001 sales increased accounts receivable balances during the first six months of 2001 compared to 2000. Increased use of the credit line to fund the additional inventory and receivables resulted in interest expense of $100,308 for the second quarter of 2001 compared to $56,884 for the second quarter of 2000. For the first six months of 2001, interest expense was $218,350 compared to $94,515 for the same period in 2000.

INCOME TAXES AND NET INCOME

The loss before income taxes of $540,643 and $392,972 for the second quarter and first six months of 2001, respectively, compare to income before income taxes of $481,832 and $786,849 for the same periods of 2000. Income tax expense of $307,000 in the first six months of 2000 compares to income tax benefits of $154,000 recorded for the same period of 2001. The net loss after tax in the second quarter of 2001 was $328,643, compared to net income after tax in 2000 of $293,789. The net loss was $238,972 for the first six months of 2001, compared to net income of $479,849 in 2000.

The 2001 second quarter basic loss per share was $0.06, compared to positive earnings per share of $0.06 in the same quarter of 2000. The fully diluted loss per share in 2001 was $0.05, compared to positive fully diluted earnings per share in 2000 of $0.05. For the first six months of 2001, both the basic and fully diluted loss per share was $0.04, compared to basic earnings per share of $0.10 and fully diluted earnings per share of $0.08 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

Despite losses in the second quarter of 2001, operating activities generated cash of $1,383,019. The $328,543 loss recorded in the second quarter included material non-cash transactions. Depreciation expense was $100,742, and the increase of inventory reserves, a non-cash charge to cost of goods sold, was $164,057. The $212,000 negative income tax benefit accrual in the second quarter was also a non-cash transaction, resulting in an increase to prepaid expenses. We reduced inventory by $964,692, net of inventory reserve increases. We also reduced accounts receivable by $584,746. The ending accounts receivable balance was high relative to total sales in the quarter due to over $2 million of sales being shipped in the last week of the second quarter as shipments on hold were released.

During the first six months of 2001, $96,204 of cash was required to fund operating activities. Cash was used to pay down accounts payable and accrued expenses and taxes by approximately $3 million. That amount was slightly more than offset by reductions in accounts receivable of approximately $1.1 million and inventory of approximately $1.9 million.

Inventory at December 31, 2000 included end-of-year inventory purchases totaling approximately $1.7, million, most of which have been consumed. It also included approximately $1.3 million of components acquired in the fourth quarter of 2000 for assembly with a customer-supplied part into computer systems for that customer. Technical problems experienced by the customer delayed shipments past December 31, 2000. It was our expectation that the technical problems would be resolved, the components received from the customer, and the units assembled and shipped to the customer during the first quarter of 2001. Due to the customer's continued technical problems with the component, only about $250,000 of that inventory was shipped to the customer in the first quarter. Another approximately $750,000 of that inventory was shipped in the second quarter. The remainder is expected to ship to the customer in the third quarter of 2001. Inventory has been reduced approximately 22%, or $1.9 million, net of inventory reserve increases, since December 31, 2000.

We used $86,567 of cash generated by operating activities in the second quarter of 2001 and $114,075 over the entire first six months to purchase equipment, including computers and software.

The remaining approximately $1.3 million of cash generated by operating activities in the second quarter was used to pay down the line of credit from $6,290,401 to $4,986,712. The line of credit is the primary source of non-operational funding. The line has a limit of the lower of $7 million or percentages of eligible accounts receivables and inventory. The credit limit on the line based on these calculations at June 30, 2001 was $6,621,521 on that date, which left $1,634,808 of additional borrowing capacity over the $4,986,712 actually drawn on the line. The line has a variable interest rate of 0.85% below prime. The loan agreement requires PDSi to meet certain financial targets and to comply with certain other covenants, including restrictions on paying dividends, incurring additional indebtedness and liens, guarantees of other obligations, and reorganizations. Obligations under the loan agreement are collateralized by substantially all of our assets.

The combination of the inventory backlogs created by the delay of the one customer project with technical problems and the postponement of other customer orders created short-term liquidity concerns through much of the second quarter. Shipments near the end of the quarter strengthened the borrowing base for the line of credit, as the line allows more credit against receivables than inventory.

Additional financing will be needed to support the current and future growth plans of the company. We are considering a variety of debt and equity financing vehicles to facilitate growth and provide additional flexibility to take advantage of business opportunities that may arise.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held May 23, 2001.

(b) Hugh C. Cathey, Robert V.R. Ostrander, and Paul H. Lambert were elected as directors at the meeting. Directors whose terms of office continued after the meeting were John D. Bair, C. Robert Hahn, and Thomas M. O'Leary

(c) Matters voted upon at the meeting were as follows:

1. A proposal to elect three Class I directors. The following three directors were elected as Class I directors to two year terms: Hugh C. Cathey with 5,277,706 votes for and 6,905 votes withheld; Robert V.R. Ostrander with 5,277,616 votes for and 6,995 votes withheld; and Paul H. Lambert with 5,277,716 votes for and 6,895 votes withheld.

2. A proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 10,000,000 to 25,000,000. The results of the shareholder vote were as follows: 5,215,648 in favor, 46,785 against, 22,178 abstentions, and 0 broker non-votes.

3. A proposal to ratify the selection of Hausser + Taylor LLP as the Company's independent accountants for the year ending December 31, 2001. The results of the shareholder vote were as follows: 5,275,701 in favor, 800 against, 8,110 abstentions and 0 broker non-votes

(d) Inapplicable.


Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           None

                  (B)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ________________________________________
                                              PINNACLE DATA SYSTEMS, INC.


Date______________                     /s/ Michael Sayre
                                       ----------------------------------------
                                       Michael Sayre, Executive Vice
                                       President Corporate Strategy and Finance



Date______________                     /s/ Thomas J. Carr
                                       ----------------------------------------
                                       Thomas J. Carr, Chief Financial Officer

                                  Exhibit 3

                               Amendment to the
               Amended and Restated Articles of Incorporation of
                          Pinnacle Data Systems, Inc.


     Article FOURTH of the Amended and Restated Articles of Incorporation of the Company is hereby amended by deleting the first sentence thereof in its entirety and replacing it with the following:

     FOURTH: The maximum number of shares which the corporation is authorized to have outstanding is twenty-nine million (29,000,000), which shall be divided into two classes consisting of twenty-five million (25,000,000) common shares, without par value (the "Common Shares"), and four million (4,000,000) preferred shares, without par value (the "Preferred Shares").

     This amendment shall not amend or modify any other provisions of Article FOURTH or any other Article of the Amended and Restated Articles of Incorporation, all of which shall continue in full force and effect as written.