Form 10QSB
period 2001-09-30
PINNACLE DATA SYSTEMS INC
filed 2001-11-14
CIK 1004608

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
                                     1934
               For the quarterly period ended September 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to ________

             Commission file number: 0-28483
                                     -------


                               PINNACLE DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Ohio                                              31-1263732
                    ----                                              ----------
(State or other jurisdiction of incorporation or          (IRS Employer Identification No.)
                 organization)

                     6600 Port Road, Groveport, Ohio 43125
                  --------------------------------------------
                   (Address of principal executive offices)

                                (614) 748-1150
                                 --------------
                          (Issuer's Telephone Number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date       5,480,204 common shares, without
                                                --------------------------------
par value, as of October 31, 2001.
---------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        PART I - Financial Information


Item 1.  Financial Statements.


To the Board of Directors
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio

                        Independent Accountants' Report

          We have reviewed the accompanying balance sheets of Pinnacle Data Systems, Inc. as of September 30, 2001 and 2000, and the related statements of operations and cash flows for the quarter and nine months then ended. These financial statements are the responsibility of the management of Pinnacle Data Systems, Inc.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

                           /s/ HAUSSER + TAYLOR LLP


Columbus, Ohio
October 11, 2001

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                BALANCE SHEETS

                          September 30, 2001 and 2000
                          ---------------------------

                               ASSETS                                           2001                 2000
                               ------                                           ----                 ----
CURRENT ASSETS
  Cash                                                                  $        25,396     $         31,625
  Accounts receivable, net of allowance for doubtful
   accounts of $15,000 and $20,000, respectively                              2,956,969            3,304,533
  Inventory                                                                   5,010,680            5,068,861
  Other prepaid expenses                                                        666,761              261,853
  Deferred income taxes                                                         395,000              132,000
                                                                        ---------------     ----------------
                                                                              9,054,806            8,798,872
                                                                        ---------------     ----------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                        189,389              177,550
  Furniture and fixtures                                                        304,420              311,842
  Computer equipment and related software                                     1,460,442            1,241,812
  Shop equipment                                                                351,079              307,612
  Vehicle                                                                        21,846               21,846
                                                                        ---------------     ----------------
                                                                              2,327,176            2,060,662
  Less accumulated depreciation and amortization                              1,165,073            1,050,194
                                                                        ---------------     ----------------
                                                                              1,162,103            1,010,468
                                                                        ---------------     ----------------



OTHER ASSETS
  Deposits                                                                       21,885               18,112
                                                                        ---------------     ----------------
                                                                                 21,885               18,112
                                                                        ---------------     ----------------


                                                                        $    10,238,794      $     9,827,452
                                                                        ===============      ===============



  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                                BALANCE SHEETS

                          September 30, 2001 and 2000
                          ---------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY                             2001                 2000
                ------------------------------------                             ----                 ----
CURRENT LIABILITIES
  Line of credit                                                           $   4,423,461        $   2,063,200
  Current portion of long-term debt                                              133,333              126,521
  Accounts payable                                                             1,263,339            2,956,134
  Accrued expenses:
    Wages and payroll taxes                                                      244,106              159,384
    Employee benefits                                                            251,580              140,655
    Income taxes                                                                       -              277,687
    Other                                                                        139,494              230,477
  Unearned revenue                                                                44,205               69,463
                                                                           -------------        -------------
                                                                               6,499,518            6,023,521
                                                                           -------------        -------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                            66,667              214,223
  Deferred income taxes                                                           45,000               14,000
                                                                           -------------        -------------
                                                                                 111,667              228,223
                                                                           -------------        -------------
                                                                               6,611,185            6,251,744
                                                                           -------------        -------------

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock; no par value; 4,000,000 shares authorized; no
   shares issued or outstanding                                                        -                    -
  Common stock; no par value; 25,000,000 shares authorized; 5,475,204
   and 5,283,004 shares issued and outstanding, respectively                   2,129,124            1,966,513
  Additional paid-in capital                                                     497,506              214,506
  Retained earnings                                                            1,000,979            1,394,689
                                                                           -------------        -------------
                                                                               3,627,609            3,575,708
                                                                           -------------        -------------

                                                                           $  10,238,794        $   9,827,452
                                                                           =============        =============


        The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                           STATEMENTS OF OPERATIONS

                                                          For the Quarter Ended                 For the Nine Months Ended
                                                      September 30,      September 30,        September 30,      September 30,
                                                         2001               2000                 2001                2000
                                                         ----               ----                 ----                ----
                                                                 (unaudited)                           (unaudited)
                                                   -----------------------------------   --------------------------------------
SALES
  Product sales                                    $     3,454,705    $     4,877,515    $    14,105,408       $    14,787,463
  Repair sales                                             457,792            556,605          1,523,762             1,660,395
  Other service sales                                      452,310            836,313          1,911,178             1,589,173
                                                     -------------      -------------      -------------         -------------
                                                         4,364,807          6,270,433         17,540,348            18,037,031
                                                     -------------      -------------      -------------         -------------
COST OF SALES
  Product sales                                          2,924,403          3,812,082         11,568,699            11,466,464
  Repair sales                                             327,463            299,191          1,104,486               787,714
  Other service sales                                      295,757            433,965          1,450,827             1,140,041
                                                     -------------      -------------      -------------         -------------
                                                         3,547,623          4,545,238         14,124,012            13,394,219
                                                     -------------      -------------      -------------         -------------

GROSS PROFIT                                               817,184          1,725,195          3,416,336             4,642,812
                                                     -------------      -------------      -------------         -------------

OPERATING EXPENSES
  Selling, general and administrative                    1,316,893          1,127,047          4,090,667             3,163,302
                                                     -------------      -------------      -------------         -------------

INCOME (LOSS) FROM OPERATIONS                             (499,709)           598,148           (674,331)            1,479,510
                                                     -------------      -------------      -------------         -------------

OTHER EXPENSE
  Interest expense                                          81,074             56,348            299,423               150,863
                                                     -------------      -------------      -------------         -------------

INCOME (LOSS) BEFORE INCOME TAXES                         (580,783)           541,800           (973,754)            1,328,647

INCOME TAXES (Note 4)                                     (223,000)           211,000           (377,000)              518,000
                                                     -------------      -------------      -------------         -------------

NET INCOME (LOSS)                                  $      (357,783)   $       330,800    $      (596,754)      $       810,647
                                                     =============      =============      =============         =============

BASIC EARNINGS (LOSS) PER COMMON SHARE             $         (0.07)   $          0.06    $         (0.11)      $          0.16
                                                     =============      =============      =============         =============

DILUTED EARNINGS (LOSS) PER COMMON SHARE           $         (0.06)   $          0.06    $         (0.10)      $          0.14
                                                     =============      =============      =============         =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                  5,473,875          5,105,722          5,454,450             4,972,202
                                                     =============      =============      =============         =============

  Diluted                                                5,875,740          5,883,650          6,016,420             5,664,808
                                                     =============      =============      =============         =============

  The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                  (DBA PDSi)

                           STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 2001 and 2000
             -----------------------------------------------------

                                                                               2001                2000
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $     (596,754)     $      810,647
                                                                          --------------      --------------
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                293,704             251,958
    Provision for doubtful accounts                                                7,000              10,000
    Inventory reserves                                                           247,453             119,342
    Provision for deferred taxes                                                (144,000)                  -
    (Increase) decrease in assets:
      Accounts receivable                                                      2,409,931            (844,452)
      Inventory                                                                3,118,233          (2,510,922)
      Prepaid expenses and other assets                                         (536,063)           (126,815)
    Increase (decrease) in liabilities:
      Accounts payable                                                        (4,167,731)          1,176,918
      Accrued expenses and taxes                                                (119,409)            247,911
      Unearned revenues                                                            1,865               8,210
                                                                          --------------      --------------
        Total adjustments                                                      1,110,983          (1,667,850)
                                                                          --------------      --------------
          Net cash provided by (used in) operating activities                    514,229            (857,203)
                                                                          --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                           (140,419)           (406,208)
                                                                          --------------      --------------
          Net cash used in investing activities                                 (140,419)           (406,208)
                                                                          --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                              (379,848)            763,200
  Principal payments on long-term debt                                          (105,126)           (254,335)
  Long-term borrowings                                                                 -             400,000
  Proceeds from stock options exercised                                          100,687             350,875
                                                                          --------------      --------------
          Net cash provided by (used in) financing activities                   (384,287)          1,259,740
                                                                          --------------      --------------


  The accompanying notes are an integral part of these financial statements.

                    PINNACLE DATA SYSTEMS, INC.
                             (DBA PDSi)

                STATEMENTS OF CASH FLOWS (CONTINUED)

         For the Nine Months Ended September 30, 2001 and 2000
         -----------------------------------------------------

                                                            2001         2000
                                                            ----         ----

DECREASE IN CASH                                           (10,477)      (3,671)

CASH - Beginning of period                                  35,873       35,296
                                                         ---------    ---------

CASH - End of period                                     $  25,396    $  31,625
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                        $ 288,653    $ 135,529
                                                         =========    =========

    Income taxes paid, net of refunds                    $ 304,321    $ 430,534
                                                         =========    =========



SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING TRANSACTIONS

    During 2001, the Company capitalized $140,000 of inventory as computer equipment.


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


          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2000. Interim results are not necessarily indicative of results for the full year.


          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                                                  Nine Months Ended September 30, 2001
                                     ---------------------------------------------------------------
                                         Product           Repair         Service
                                          Sales            Sales           Sales           Other            Total
                                          -----            -----           -----           -----            -----
          Sales                      $    14,105,408  $    1,523,762  $    1,911,178  $            -  $     17,540,348
          Gross profit                     2,536,709         419,276         460,351               -         3,416,336
          Operating earnings                  45,200         123,327         112,416        (955,274)         (674,331)
          Depreciation and
            amortization                      55,070          88,111          77,097          73,426           293,704
          Interest expense                         -               -               -         299,423           299,423
          Total assets                     7,373,412       1,231,687         405,052       1,228,643        10,238,794
          Capital expenditures                13,680          25,492          49,950          51,297           140,419

                                                  Nine Months Ended September 30, 2000
                                     ---------------------------------------------------------------
                                         Product           Repair         Service
                                          Sales            Sales           Sales           Other            Total
                                          -----            -----           -----           -----            -----
          Sales                      $    14,787,463  $    1,660,395  $    1,589,173  $            -  $     18,037,031
          Gross profit                     3,320,999         872,681         449,132               -         4,642,812
          Operating earnings               1,708,993         513,932         201,083        (944,498)        1,479,510
          Depreciation and
            amortization                      47,242          75,587          66,139          62,990           251,958
          Interest expense                         -               -               -         150,863           150,863
          Total assets                     7,856,006         876,836         458,120         636,490         9,827,452
          Capital expenditures               120,577          48,201          51,023         186,407           406,208

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the four customers that make up approximately 65% of our revenue during 2001, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.


Results of Operations

PDSi is a leading provider of application-specific, high-density hardware solutions and global service and support for the world's leading original equipment manufacturers in the telecommunications, medical systems and enterprise markets. Specializing in the engineering, manufacturing and repair of powerful, reliable and scalable Unix-based hardware platforms, PDSi offers a broad range of innovative board and system-level data transmission products supported by comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

We began to experience the impact of the global economic slowdown in the second quarter of 2001 and its effect continued through the third quarter in the form of reduced product orders. Unless there are major changes in the current macroeconomic conditions, we expect the slowdown to continue to impact results into the first quarter of 2002. While we are optimistic for a turnaround in 2002, our OEM customers have reduced their inventory levels and capital spending in response to end-user customers delaying capital expenditure projects, particularly in regard to upgrading their technology infrastructure.

Since we cannot accurately predict the timing or speed of the turnaround, we continue to judiciously invest in new project and new product development and marketing, to maximize sales in this transition period, and so that we will be well positioned to fully participate in the expected industry turnaround. On-going, we continue to evaluate cost reduction opportunities and tightly control discretionary spending.

The following discussions and analyses are for the quarter and nine months ended September 30, 2001 compared to the quarter and nine months ended September 30, 2000

SALES

Sales for the third quarter and first nine months of 2001 and 2000 were as follows:

($ thousands)                        Third Qtr                %                   Nine Months                  %
                          ------------------------------               ----------------------------------
                               2001           2000         Change            2001             2000          Change
Total sales                    $4,365         $6,270         -30%            $17,540          $18,037          -3%
Product sales                   3,455          4,878         -29%             14,105           14,787          -5%
Repair sales                      458            557         -18%              1,524            1,660          -8%
Other service sales               452            836         -46%              1,911            1,589          20%

In the third quarter of 2001, the OEM customer base for product sales continued to place orders cautiously as end-user customers slowed capital expenditures. Sales to the three largest product customers of the third quarter of 2000 were off by more than 50%. Growing and new customer programs partially offset those declines. Because product sales in the first quarter of 2001 were 48% higher than the same quarter of 2000, the nine-month sales total in 2001 was only 3% less than in the comparable period of 2000.

Repair sales for the third quarter and first nine months of 2001 do not include some one-time projects completed in 2000 that made the sales of the third quarter of 2000 the record for a single quarter in the repair segment. Nearly all repair sales were to Sun Microsystems (Sun) throughout 2000 and 2001. We do not believe the current economic conditions have significantly impacted on-going repair sales. In the third quarter of 2001, we entered into an agreement to provide repair services to Hewlett-Packard. We expect revenue from that agreement to begin in the fourth quarter and ramp up to an annual run rate of between $3 million and $4 million in the first quarter of 2001.

The 2001 Other Service sales totals for third quarter and the first nine months do not include approximately $189,000 from one time engineering projects completed in 2000. The year-to-date increase resulted in part from fulfillment and logistics services provided for Sun in the first half of 2001.

GROSS PROFIT

Gross profit for the third quarter and first nine months of 2001 and 2000 were as follows:

($ thousands)                        Third Qtr                 %                   Nine Months                  %
                           ------------------------------               ----------------------------------
                               2001            2000         Change           2001              2000          Change
Total sales                    $817           $1,725         -53%           $3,416            $4,643          -26%
Product sales                   530            1,065         -50%            2,537             3,321          -24%
Repair sales                    130              257         -49%              419               873          -52%
Other service sales             157              402         -61%              460               449            2%

The gross margin percentage for the third quarter and first nine months of 2001 and 2000 were as follows:

($ thousands)                 Third Qtr                       Nine Months
                      --------------------------        ----------------------
                         2001         2000              2001              2000

Total sales               19%          28%              19%               26%
Product sales             15%          22%              18%               22%
Repair sales              28%          46%              28%               53%
Other service sales       35%          48%              24%               28%

Major factors in the gross margin decline in product sales for the third quarter of 2001 from the same quarter of the previous year were the decline in sales volume, mostly of higher margin products, and increased facilities costs attributed to the expansion of the facility during 2000. The result was material cost as a percentage of sales increased to 62% from 60% for the third quarter and to 65% from 62% for the nine-month period. Total direct labor as a percentage of sales in the third quarter increased to 10% in 2001 from 7% in 2000 and to 8% of sales from 7% for the nine-month period. Overhead, including the increased facilities costs over the first six months compared to 2000, increased to 9% of sales from 6% in the third quarter, and to 8% from 6% for the first nine months.

The major factors in the decreasing margin percentages on repair sales over these periods is the decreased revenue from one-time projects and the ramp up of labor to support new business. The allocation of the increased facilities cost also reduced repair gross margins over the comparable periods.

The other service sales total for the third quarter of 2001 does not include approximately $189,000 from one-time engineering projects completed in 2000. Overall gross margin for other service sales has increased in each successive quarter of 2001 as the mix has shifted toward higher-margin services.


OPERATING AND OTHER EXPENSES

Operating and other expenses for the third quarter and first nine months of 2001 and 2000 were as follows:

($ thousands)                       Third Qtr                 %                  Nine Months                   %
                          ----------------------------                 -------------------------------
                              2001            2000         Change           2001              2000          Change
Operating expenses            $1,317          $1,127           17%          $4,091             $3,163           29%
Interest expense                  81              56           44%             299                151           98%
Total expense                  1,398           1,183           18%           4,390              3,314           32%

The 17% growth in the third quarter and 29% increase over the first nine months from 2000 resulted primarily from our 2000 growth initiatives to increase sales and support staff to expand sales opportunities in the product segment and to increase engineering expenses to develop a proprietary product set, consistent with our stated strategic growth plans. The largest components, wages, benefits and facility costs, actually remained flat over the four quarters starting in the fourth quarter of 2000 and through the third quarter of 2001. Within those periods, wages and benefits shifted towards sales, sales support and engineering. Approximately $153,000 in additional research and development has been expended in 2001 in product development.

Increased use of the credit line to fund higher levels of inventory and receivables resulted in higher interest expense in 2001 over 2000 periods. As a result of end-of-year inventory buys to support then higher sales volume requirements and to obtain better pricing, combined with the abrupt slowdown of shipments in the second quarter, inventory levels through much of 2001 have been significantly higher than in 2000, even though total inventory at the end of the third quarter of 2001 was lower than the end of the third quarter of 2000. In addition, record fourth quarter 2000 and first quarter 2001 sales increased accounts receivable balances during the first six months of 2001 compared to 2000.

INCOME TAXES AND NET INCOME/(LOSS)

Income/(loss) before taxes, income taxes and net income/(loss) for the third quarter and first nine months of 2001 and 2000 were as follows:

($ thousands)                      Third Qtr                 %                     Nine Months                %
                          ------------------------------               ----------------------------------
                              2001            2000         Change           2001              2000          Change
Income/(loss) before
  income taxes                 ($581)           $542        -207%            ($974)            $1,329        -173%
Income taxes                    (223)            211        -206%             (377)               518        -173%
Net income/(loss)               (358)            331        -208%             (597)               811        -174%

Earnings/(loss) per share for the third quarter and first nine months of 2001 and 2000 were are follows:

($ thousands)                      Third Qtr                %                      Nine Months               %
                          ------------------------------               ----------------------------------
                              2001            2000         Change           2001              2000          Change
Basic EPS                     ($0.07)          $0.06        -201%           ($0.11)            $0.16         -167%
Fully diluted EPS             ($0.06)          $0.06        -208%           ($0.10)            $0.14         -169%

Weighted average number of shares outstanding:
Basic                      5,473,875       5,105,722                     5,454,450          4,972,202
Fully diluted              5,875,740       5,883,650                     6,016,420          5,664,808

Net income before taxes declined approximately $1.1 million in the third quarter of 2001 compared to the third quarter of 2000. The combination of lower sales and margins resulted in approximately $900,000 of the decline, while the remaining approximately $200,000 resulted from increased expenses to grow the company. Net income before taxes fell approximately $2.3 million for the first nine months of 2001, compared to the same period of 2000. The nine-month decline was more evenly split between lower margins (approximately $1.2 million) and increased expenses to grow the company (approximately $1.1 million).

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for three months and nine months is as follows:

($ thousands)         9/30/01     6/30/01     % Change    9/30/01     12/31/00    % Change
Accounts receivable     $2,957     $ 4,250       -30%       $2,957   $  5,374        -45%
Inventory                5,011       6,473       -23%        5,011      8,518        -41%
Other current assets     1,087         717        52%        1,087        417        160%
Total                    9,055      11,440       -21%        9,055     14,309        -37%

A summary of changes in current liabilities for three months and nine months is as follows:

($ thousands)         9/30/01     6/30/01     % Change    9/30/01     12/31/00    % Change
Line of credit          $4,423      $4,987       -11%       $4,423      $ 4,803        -8%
Accounts payable         1,263       2,304       -45%        1,263        5,431       -77%
Other current liab.        813       1,133       -28%          813          935       -13%
Total                    6,500       8,423       -23%        6,500       11,170       -42%

Despite losses in the third quarter of 2001, operating activities generated cash of $610,432. The $357,783 loss recorded in the third quarter included material non-cash transactions. Depreciation expense was $95,568, and an increase of inventory reserves, a non-cash charge to cost of goods sold, was $75,622. The $223,000 negative income tax benefit accrual in the third quarter was also a non-cash transaction, resulting in an increase to prepaid expenses. We reduced inventory through sales by $1,245,571, excluding the effects of inventory reserve increases. We also reduced accounts receivable by $1,287,890. The ending accounts receivable balance was high relative to total sales in the third quarter due to approximately 20% of the quarter's sales being shipped in the last week of the quarter.

During the first nine months of 2001, $514,229 of cash was generated by operating activities. Inventory was reduced by $3,118,233 and accounts receivable was reduced by $2,409,931. $4,287,140 of that cash was used to pay down accounts payable and accrued expenses and taxes.

The $3,118,233 reduction of inventory represents a decrease of approximately 37% of the inventory balance, net of reserves, at December 31, 2000.

We used $26,344 of cash generated by operating activities in the third quarter of 2001 and $140,419 over the first nine months to purchase equipment, including computers and software.

We used $563,251 of cash generated by operating activities in the third quarter of 2001 to pay down the line of credit from $4,986,712 to $4,423,461. The line of credit is the primary source of non-operational funding. The line has a limit of the lower of $7 million or percentages of eligible accounts receivables and inventory. The line has a variable interest rate of 0.85% below prime. The interest rate on the line of credit has declined from 8.65% at the beginning of 2001 to 5.15% at September 30, 2001. The loan agreement requires PDSi to meet certain financial targets and to comply with certain other covenants, including restrictions on paying dividends, incurring additional indebtedness and liens, guarantees of other obligations, and reorganizations. Obligations under the loan agreement are collateralized by substantially all of our assets. This agreement has completed its original term and is in the process of being renewed at this time.

Inventory backlogs created by the delay of customer orders created short-term liquidity concerns through much of the second quarter. The liquidity problems of the second quarter were mitigated by obtaining extended payment terms from selected vendors for approximately $700,000 of inventory purchases. Approximately $2 million of backlogged customer orders were shipped in the last week of the second quarter. At that point, the unused borrowing capacity on the line of credit was approximately $1.6 million. As those receivables were collected in the third quarter we paid off the $700,000 of extended payables to our vendors as well as $563,251 against the line of credit. The unused capacity on the line of credit at September 30, 2001 was approximately $550,000.

Additional financing will be needed to support the current and future growth plans of the company. We are considering and actively pursuing a variety of debt and equity financing vehicles to facilitate growth and provide additional flexibility to take advantage of business opportunities that may arise. Michael
R. Sayre, who was recently appointed the title and responsibilities of the position of Chief Financial Officer, is leading the efforts to secure additional financing.

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

                    (A)      Exhibits.

None.
-----

                    (B)      Reports on Form 8-K.

On September 20, 2001, the Company filed a Form 8-K to furnish under item 9 a press release regarding an agreement entered into with Hewlett-Packard.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ________________________________
                                                 PINNACLE DATA SYSTEMS, INC.


Date  11/14/2001                               /s/ Michael R. Sayre
    ------------------                         --------------------------------
                                               Michael Sayre, Executive Vice
                                               President and Chief Financial
                                               Officer

Date  11/14/2001                               /s/ Thomas J. Carr
    ------------------                         --------------------------------
                                               Thomas J. Carr, Controller