Form 10KSB
period 2001-12-31
PINNACLE DATA SYSTEMS INC
filed 2002-03-20
CIK 1004608

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

                  For the fiscal year ended December 31, 2001
                                            -----------------
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                         Commission File Number 0-28483

                           Pinnacle Data Systems, Inc.
              ---------------------------------------------------
              (Exact name of small business issuer in its charter)

             Ohio
-------------------------------                         31-1263732
(State or other jurisdiction of             -----------------------------------
 incorporation or organization)             (I.R.S. Employer Identification No.)

  6600 Port Road, Groveport, Ohio                         43125
  --------------------------------                      ---------
(Address of principal executive offices)                (Zip Code)

                Issuer's telephone number:  (614) 748-1150
                                           ----------------

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

          Yes  X    No ___
              ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year. $22,672,483
                                                              -----------

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of March 1, 2002, was $4,824,355.

     On March 1, 2002, the Issuer had outstanding 5,493,504 common shares without par value, which is the Issuer's only class of common equity.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Registrant's Definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

PART I........................................................................1

  ITEM 1.   DESCRIPTION OF BUSINESS...........................................1
  ITEM 2.   DESCRIPTION OF PROPERTY..........................................11
  ITEM 3.   LEGAL PROCEEDINGS................................................12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12

PART II......................................................................13

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........13
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
  ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................21
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................45

PART III.....................................................................46

  ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............46
  ITEM 10.  EXECUTIVE COMPENSATION...........................................46
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...46
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................46
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................47

SIGNATURES...................................................................52

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. Portions of this Annual Report on Form 10-KSB (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are described in Item 6 of this Form 10-KSB. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

BACKGROUND

We design, assemble and sell computer products and provide computer repair and other related services primarily to Original Equipment Manufacturers (OEMs) in the telecommunication, medical system, process control and computer industries. During 2001, we reported revenue of approximately $22.7 million, a net loss of approximately $690,000, and total assets of approximately $9.3 million. Approximately 80% of our 2001 revenue was generated from product sales and approximately 20% was generated from services.

Our products are custom-designed to meet the special computer system requirements of our customers that cannot be met by off-the-shelf products alone. We help customers by engineering, designing, manufacturing, assembling, modifying and integrating computer equipment to meet customers' particular needs. Many of our products are based on high performance computer processor technology and circuit board products manufactured by Sun Microsystems, Inc.
(Sun), one of the world's largest producers of computer components and systems. We combine Sun's products and other vendor off-the-shelf computer peripherals with technologies that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered components and software, into finished products. In our largest volume products, Sun off-the-shelf products constitute approximately 40-55% of the product's total components cost, other vendor off-the-shelf peripheral products such as power supplies and disk drives constitute another approximately 18-22%, and 25-35% is constituted by products we design and develop, and modify or manufacture. These percentages vary from product to product. By leveraging our experience in engineering and integrating our internally developed products with Sun's off-the-shelf board technology, we are able to offer solutions with minimal non-recurring engineering (product design) charges. Our finished product is a turnkey, application-specific computer circuit board or system that is imbedded into our customer's finished product. See "Products."

We also offer complete after-the-sale service and support for other OEM's products, as well as our own, including repair, logistics, and product end-of-life management services. We provide depot repair services for advanced technology systems, printed circuit board assemblies, other computer peripherals and components, where the damaged or malfunctioning equipment is sent to our "depot" for repair. We do not provide any repairs outside of our facilities. Our repair capabilities are extensive. However, we primarily repair Sun or Hewlett-Packard Co. (H-P) UNIX-based processors, systems based on them and related components. We also manage "advanced-exchange" repair programs for Sun and H-P, where we send out a replacement part from the OEM's inventory stocked at our facility, overnight when necessary, and receive the malfunctioning part back, usually, within a few days. We repair the malfunctioning part and place it back into the OEM's inventory at our facility. In addition to providing Sun repair services, we also partner with Sun in the distribution of both repairable and consumable (new and less expensive to replace than repair) Sun replacement parts to Sun customers using an online information management system connecting our two companies. Additional revenue is generated from the sale of spare parts and components. Our end-of-life product management service allows our customers to maximize their investment in technology by providing continued support for products no longer supported by the original manufacturer. This allows OEMs to eliminate or delay the engineering and software development charges required to integrate new technology into their products. For example, many other OEMs' products include Sun components. When Sun stops manufacturing those components, the OEM is left without a source for parts needed to continue to build or repair its products. We provide the parts, either new or refurbished. See "Services."

We consider our product and service segments to be complementary. When the economy and capital spending for new equipment declines, repairs on equipment already in the field increases. In addition, we believe the services we offer provide a competitive advantage in selling our products. We can offer the purchasers of our products a more complete answer to their system needs by providing not only the product, but also its service and support after the sale. Likewise, new product development provides us with a competitive advantage in selling repair services. Product development and engineering activities keep us current with the latest technology and how to repair it.

Almost all of our products are based on Sun's SPARC architecture. If, for any reason, Sun or its products began to experience significant difficulties in the market place, in operations or otherwise, it could materially and adversely affect our business.

We believe that our relationship with Sun provides a significant advantage to us. We have contracts with Sun under which Sun provides us with proprietary designs for its products, or which enable us to utilize and sell Sun circuit board technology, operating systems or other software to our customers. In 1997, we were accepted into the Sun Microelectronics Partners Program. As a member of this program, our personnel make marketing calls on Fortune 500 companies with Sun sales representatives to provide complete technology solutions to mutual customers. In March 1999, we entered into a Repair Services Agreement with Sun under which we provide repair and testing services on Sun circuit boards and related components, and maintain an inventory for Sun of repaired boards and components. We also provide streamlined distribution of these components and parts to Sun Enterprise Service Division's stocking locations, field engineers or customers using the online information management system connecting the two companies.

We are a much smaller company than Sun. In the four quarters ending December 30, 2001, Sun reported revenue of approximately $14 billion, over 600 times greater than our current level of annual revenue. While we are relatively insignificant to Sun, we are significantly dependent upon our relationship with Sun. In 2001, approximately 31% of our total sales were directly to Sun. Those sales to Sun were approximately 18% of our product sales and approximately 86% of our service sales. Additionally, we have entered into license agreements with Sun, pursuant to which we sell products and services to third parties, which aggregated to approximately 19% of total sales, 24% of product sales, in 2001. In the same period, approximately 14% of our purchases of inventory were made directly from Sun. For information about the various contracts we have with Sun, and the amount of revenue generated under each agreement. See "Contractual Relationships with Sun Microsystems, Inc. and its Affiliates."

If all of our relationships with Sun were to end, our operations would be materially adversely affected, particularly in the short term. However, we would continue to sell our products to OEMs, and we would continue to provide repair and other services to H-P, other OEMs, third party maintenance organizations and end-users. Also, we are currently and would continue to pursue providing repair-related services to other OEMs. We believe a complete severing of all Sun relationships unlikely, because those relationships are so diverse, and, to a great degree, independent of one another. In addition, because of the size and breadth of the services provided, we believe it would take several months for Sun to implement a replacement vendor or vendors to provide our services.

We are a corporation, incorporated in the State of Ohio in March 1989.

DEVELOPMENT OF THE BUSINESS DURING RECENT YEARS

Service Developments: During the last five years, the focus of our repair
--------------------
services has shifted from providing repairs for Third Party Maintainers (TPMs) to providing repairs for OEMs. We have also become an integral part of Sun's repair system through our partnering under Sun's Virtual Logistics Network
(VLN).

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

In November 1997, we were offered an opportunity to establish a dedicated repair depot for Sun in California. We terminated our participation in the joint venture, hired the joint venture employees and established a facility within the distribution center of Sun. In late 1998, in anticipation of accepting a larger role in Sun's service business model, we closed the California facility and consolidated our operations in Columbus, Ohio.

In January 1999, we became a phase one implementation partner with Sun in Sun's Virtual Logistics Network (VLN), a real-time spare/repair parts supply chain management system. While continuing to provide repair services to Sun, we began providing inventory management, order fulfillment and logistics management services to Sun. Later in 1999, we received a meritorious performance supplier award from Sun for our participation in the VLN program.

In September 2001, we entered into a service agreement with H-P and began a program to provide board-level depot repair, testing and diagnostics and supply chain management services for H-P UNIX desktop workstations worldwide.

Product Developments: Prior to 1997, our products consisted of a variety of
--------------------
circuit boards and assemblies that we re-engineered and manufactured to meet customers' particular needs. These products were typically embedded into our customers' proprietary products.

In 1997 and 1998, we began designing, integrating and manufacturing custom computer systems for OEMs. We developed and manufactured products for a relatively large number of customers. These products involved varying levels of components that were designed and developed by us, as well as wide ranges of technology.

In late 1999 and 2000, we focused our efforts on narrower ranges of products for niche markets to achieve greater leverage of our technological developments and to focus on larger systems with higher percentages of components or configurations that we designed and developed. We made significant additions to our engineering staff to develop products for the future. During 2000, the size of the orders for computer systems increased. The number of product customers generating revenues of at least $100,000 declined from 14 in 1999 to 11 in 2000. However, the 6 largest product customers in 1999 generated sales of approximately $6.3 million, where the 6 largest customers in 2000 generated sales of $18.2 million.

In 2001, new product development focused on the telecommunications industry. The TS1000, originally developed for Alcatel SA (Alcatel), a $22 billion international telecommunications equipment provider, was introduced as a product for the telecommunications industry at large. Sales of the TS1000 to Alcatel in 2001 were 26% of total sales and 32% of product sales for the year. The TS1350 and Blueswitch products were introduced in December 2001, positioned to be the first in a line of next generation blade computing products for networking and telecommunications applications. In 2001, the six largest customers generated sales of $20.9 million.

Organizational Developments: In early 1999, we entered into a 10-year lease for
---------------------------
56,000 square feet of space for our operations in a building located in a foreign-trade zone in Groveport, Ohio, a suburb of Columbus. In January 2000, we amended our lease to expand the amount of square feet under lease to approximately 113,000. We sold the building in which operations were previously housed.

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

BACKGROUND OF INDUSTRY

OEMs in the telecommunications, medical systems, process control and enterprise markets embed advanced technology systems in their products to enhance functionality and performance. OEMs select a platform for their products based on the performance and availability required by the application. Management believes that OEMs who choose Sun's SPARC platform make this decision based on the speed of the Sun processor technology and the stability of the UNIX operating system. Management further believes that the reliability and speed of Sun processors combined with the stability of Sun's Solaris operating systems provides excellent performance and system availability.

To fully integrate these systems into their products, OEMs often have special requirements that cannot be met by off-the-shelf products manufactured by Sun. Traditionally, these companies modified off-the-shelf components to meet their specific needs, utilizing either in-house engineering resources or outside engineering firms to create custom system configurations. In doing so, these OEMs incurred significant non-recurring engineering (NRE) charges to cover development costs. As the pace of technology has increased and competition has intensified in these markets, OEMs are now less willing to incur the time and expense required to develop custom systems. Instead, they are looking for sources, such as us, that can provide application-specific systems and products with minimal engineering development time and expense. We believe OEMs will continue to look for ways to reduce product development time and cost without compromising their ability to customize technology to their application.

At the same time, there is a growing base of OEM products built around technology that is no longer being supported by the manufacturer. These OEMs are faced with having to modify software and reconfigure their product to incorporate new technology that does not enhance their systems' performance simply because their existing technology is no longer being supported by the manufacturer. As a result, OEMs are looking for ways to extend the life of their current technology. Some of these OEMs contract with entities to provide end-of-life management, which may include manufacturing and/or repair of the products no longer supported or manufactured by the OEM.

There has been a trend during the last several years towards outsourcing in the electronics repair industry, which we believe will continue in the future. We believe that this is due to: (1) the desire of OEMs to focus resources on their primary business, (2) the accelerated pace of new product introductions necessary for OEMs to keep pace with competition, and (3) the need to reduce costs, which can be accomplished by converting fixed costs of an internal service department into variable costs by outsourcing the service.

PRODUCTS

Our products include complete systems, specially designed products, including boards and attach cards, and software. Complete systems include fully integrated hardware and software from multiple sources. We resell some hardware and software manufactured by Sun and other OEMs.

In certain cases, an OEM will outsource the design and manufacture of a product to us, which we will manufacture under the customer's private label. Our expertise in engineering, various computing technologies, manufacturing system and board level products, and service after the sale allows the OEM to reduce costs and improve its return on assets. Our contract manufacturing services primarily involve products which have high engineering, technical and test content, and low to medium production requirements. Most of our orders for custom engineering and manufacturing services are from large OEM customers of Sun. These customers want to use the Sun Solaris operating system software on workstations, data servers or other computer systems incorporated into their products. However, those hardware products are not manufactured and sold by Sun in the same form or fit, or with the all the functionality, the OEM requires to be built into their product. We design and engineer form, fit and function modifications to Sun component boards and systems to fit the customers' needs and manufacture the custom product for the customer. Some of our products use commercially available parts configured to produce the desired function. In other cases, they contain components or functions conceived and developed by our engineering staff.

We also develop new products for niche markets; mostly component boards and systems for telecommunications equipment providers. These products are usually commissioned by Sun, or its OEM customer base, and are based on Sun's SPARC technology and the expertise we've developed over the years working with them on custom products through Sun's Master Value-Added Integrator (MVAI) Program.

Some of the systems we develop and manufacture are described as "high availability" (HA) systems. An HA system has redundant system components with sophisticated failover software. HA systems continue to operate despite the failure of any component by instantly transferring system functions to a redundant backup component in the system. HA systems are required in the telecommunications industry since near 100% reliability of service is a minimum industry standard.

Component products that we develop allow OEMs to more fully integrate SPARC technology into their products. These products include power supplies, specially modified motherboards, transition cards and I/O boards.

There is research and development in connection with designing these new products. During 2001 and 2000, we incurred $1,368,151 and $1,127,339, respectively, for research and development. These expenses were not paid directly by our customers, but are typically recouped over time as part of the cost of the developed products sold to customers.

We are a SunSoft Master Distributor and are authorized to provide our customers with the right to use Solaris, Sun Microsystem's UNIX operating system. We also resell failover software as part of our HA systems.

SERVICES

We repair products that have been developed, manufactured, marketed and sold by other OEMs, which generally have a well-established and installed customer base, as well as our own products. We also provide warehousing and logistics services that support these OEMs' service and support programs.

Depot Repair Services: We provide OEMs, TPMs and end-users who maintain their
---------------------
own equipment the opportunity to outsource repairs of their proprietary products or products produced for them by third parties. The entity that is actually providing the maintenance service in the field will place an order with us for the repair of defective components or parts. The time of completion of the repair will be scheduled, with higher charges for shorter time frame repairs. We offer our customers a choice of 5-day and 15-day repair and return services. We also maintain an extensive inventory of spare components and offer the ability to provide replacement components or parts overnight from our existing inventory in exchange for defective components or parts, which are then repaired and replaced in our inventory. Our electronic technicians diagnose, repair and test components or parts shipped in for repair. Since inception, we have specialized in the repair of hardware manufactured by Sun. A comparable program was started in 2001 to service H-P UNIX-based workstations worldwide. These systems are typically high-end workstations able to perform multi-tasking functions.

Sun Logistics Management Services: In August 1999, we entered into an agreement
---------------------------------
with Sun to provide test and repair services and inventory and logistics management services to Sun's Enterprise Services Division. Under this program, the Virtual Logistics Network (VLN), we are partnering with Sun to provide streamlined distribution of Sun components and parts to Sun customers using an online information management system that connects the two companies. We also provide management and logistics services to other vendors/partners of Sun that participate in the VLN.

H-P Virtual Supplier Program: In September 2001, we entered into agreements
----------------------------
with H-P to provide test and repair services for H-P UNIX-based workstations worldwide. Under these agreements, we are also partnering with H-P in the Virtual Supplier program (VS) to provide streamlined distribution of H-P components and parts to H-P customers using an online information management system that connects the two companies.

Spare Parts Sales: Our spare parts capabilities enhance the efficiency of our
-----------------
other service offerings. However, we also sell repaired parts, new parts, and reclaimed parts to others providing repair services. New components are often difficult to obtain and costly to purchase in small quantities. We use, repair, and, therefore, can provide a wide variety of parts at a significant discount compared to the cost of comparable new parts. We either supply the spare parts from our own inventory when we have a surplus of a particular part or component, or we acquire the requested parts from brokers or other suppliers of used equipment. At times, we will dismantle damaged and/or discarded equipment to obtain usable components. We maintain an inventory consisting primarily of Sun components and parts.

End-of-Life Management: End-of-life management services bring together our
----------------------
board design and manufacturing, parts stocking and repair capabilities to extend the life of technology that is no longer supported by the manufacturer. We will enter into an end of life service contract with our OEM customers, which may include depot repair of installed technology, as well as acquisition or manufacture of products that have been discontinued by the manufacturer (end-of-life).

Extended Warranty Services. In 1992, we began initial marketing efforts to
--------------------------
provide customers with extended warranty support services. Generally, we extend warranty of an OEM's product for a fixed fee. We develop warranty programs specifically tailored to meet a customer's needs with the goal of fulfilling as many of the customer's repair needs as required.

CONTRACTUAL RELATIONSHIPS WITH SUN MICROSYSTEMS, INC. AND ITS AFFILIATES

In August 1999, we entered into an agreement with Sun Microsystems, Inc. to provide its Enterprise Services Division test, repair, inventory and logistics management services. The agreement has a one-year term and renews automatically for additional one-year terms. In 2001, we generated approximately $3.9 million of revenue from this agreement, or approximately 17% of total revenue and 86% of service revenue. We consider this agreement to be of critical importance to our future viability, and consider it to be a basis for future growth of the service segment. See "Services - Sun Microsystems Logistics Management Services."

We design and sell products under various technology license agreements with Sun. Three of the license agreements are of material importance to our viability. It is not possible to cite the respective operating earnings contributions of the products sold under the three license agreements, as we do not allocate labor and overhead costs to individual products. Consequently, the respective revenue contributions are cited below. If any of these agreements is terminated, it would significantly impede our ability to perform our design and manufacturing services.

In May 1999, we entered into a Reference Design License Agreement with Sun Microelectronics (SME), a division of Sun Microsystems, Inc., pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun AXmp technology. The license enables us to use this Sun technology in our custom-designed and manufactured products. We generated revenue from these products of approximately $3.6 million in 2000 and $5.8 million in 2001 (approximately 17% and 32% of total product revenue, respectively). Training and support fees amounting to $40,000 were paid in connection with the license. This license agreement was for an original term of seven years expiring in May 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement.

In October 1997, we entered into a Development and Manufacturing License Agreement with Sun Microelectronics (SME), a division of Sun Microsystems, Inc., pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. The license enables us to use this Sun technology in our custom-designed and manufactured products. We generated revenue from these products of approximately $7.1 million in 2000 and $1.8 million in 2001 (approximately 34% and 10% of total product revenue, respectively). We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. Consequently, the importance of this license to us is likely to decline in future years. This license agreement was for an original term of three years expiring in October 2000. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring October 2002.

In May 1994, we entered into a microprocessor platform design license agreement with Sun Microsystems Computer Corporation, acting through its SPARC Technology Business Division, pursuant to which we are licensed to develop, manufacture and sell products based upon and utilizing the Sun SPARC microprocessor technology. The license enables us to use this Sun technology in our custom-designed and manufactured products. We generated revenue from these products of approximately $2.4 million in 2000 and $2.5 million in 2001 (approximately 12% and 14% of total product revenue, respectively). The technology of this license is utilized in customer projects that began prior to 1997. It has not been utilized in any new customer projects since 1996. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. Consequently, the importance of this license to us is likely to decline in future years. A license fee in the amount of $35,000 was paid in full upon execution of the license. This license agreement was for a term of 7 years and expired in 2001, but was renewed for one year and will continue to be subject to automatic renewal for one-year periods unless either party gives notice of non-renewal. The license can be terminated earlier upon default. The license has been automatically renewed for an additional one-year term expiring in 2002.

CONTRACTUAL RELATIONSHIPS WITH HEWLETT-PACKARD

In September 2001, we entered into Divisional Services and Direct Connect VS Supplier Services Agreements with H-P to provide test, repair, and logistics management services for H-P UNIX-based workstations worldwide. The Division Services Agreement has a three-year term expiring August 2004. The Direct Connect VS Supplier Agreement has a one-year term expiring August 2003. These agreements may be extended for additional one year periods, provided that both parties mutually agree in writing at least 60 days prior to the expiration of the then-current term. We consider this agreement to be very important to our future and a basis for future growth of the service segment. See "Services - H-P Virtual Supplier Program."

CONTRACTUAL RELATIONSHIPS WITH ALCATEL SA

In February 2001, we entered into an agreement with Alcatel USA Inc. (Alcatel), owned by Alcatel Alsthom S.A., headquartered in France, to develop and be the exclusive provider of the product now sold as the TS1000 for a period expiring in June 2004. The agreement automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. There are no volume commitments in the agreement. Alcatel would not authorize an announcement of the agreement until their requirements for market testing and acceptance were met. In December 2001, the company and Alcatel announced the Agreement and Alcatel's decision to sell the TS1000 as a strategic component of Alcatel's Intelligent Network product line. We consider this agreement to be very important to our product strategy and a basis for future growth of the product segment. See "Product Developments."

SALES AND MARKETING

We focus our marketing efforts on large OEMs and on TPMs. We have not traditionally maintained a field sales organization. In recent years, we utilized independent manufacturers' representative firms to generate sales opportunities. However, in 2000 and 2001, we hired a direct field sales force of three, with offices in the Columbus, Ohio (central U.S.), Los Angeles, California (western U.S.), and Boston, Massachussettes (eastern U.S.), metropolitan areas. During 2001, five customers represented approximately 87% of sales. Our largest customer in 2001, Sun, accounted for approximately 31% of sales during 2001. Our second largest customer, Alcatel SA, accounted for approximately 26% of sales during 2001. During 2000, we had revenue from three customers that represented approximately 63% of sales. Our largest customer in 2000, Bayer Diagnostics, accounted for approximately 28% of our sales.

COMPETITION

Competition for our custom-designed products come from three primary sources:
(1) other companies that provide similar design and manufacturing services based on Sun technologies, (2) off-the-shelf products of competing technologies, and (3) custom-designed products based on competing technologies.

We, like a number of our product competitors, target the telecommunications industry due to its long term growth history and the future opportunity we believe this market offers. We are also active in the medical systems, and process control markets. We believe we differentiate ourselves from the competition through the strength of our close relationships with our very large OEM customers (Sun, H-P, Alcatel and others), our ability to offer and deliver complete turnkey product/service solutions in relatively short development cycles, our unique product set and our full service-after-the-sale offering. However, many of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market new products.

Primary competitive factors in the repair industry are price, quality and scope of repair services (in-house expertise). We compete with the in-house repair centers of OEMs, TPMs and contract manufacturers for repair and end-of-life service programs. While we believe we offer a cost-effective repair solution to OEMs and TPMs and, therefore, believe these entities are our primary potential customers, there is no assurance that these entities will choose to outsource their repair needs. These entities could also choose to compete directly with us for the services of unrelated OEMs and TPMs, and for end-users. In addition, we also compete with a number of similar independent organizations. Many of the OEMs, TPMs and contract manufacturers with which we compete have significantly greater manufacturing, financial, technical and marketing resources. Similarly, some of the independent depot repair businesses may generate significantly more revenues and may also have greater resources with which to compete.

INTELLECTUAL PROPERTY

Since our products are based on existing technologies and custom-designed components generally developed under agreements with specific customers, the company currently owns no patents and has no patents pending. Federal trade and service mark applications were filed for "Pinnacle Data Systems" and the logo "PDSi" in 2001.

GOVERNMENT REGULATION

Certain facets of our operations involve the use of substances regulated under various federal, state and local laws governing the environment. The liability for environmental remediation and related costs can be significant, although the company has not incurred any to this date. Consequently, environmental costs and environmental regulations are not presently material to our operations or financial position. Similarly, no other federal, state or local laws or regulations materially impact our operations or financial position.

EMPLOYEES

As of March 1, 2002, we had a total of 99 employees, 97 of whom were full-time. None of our employees are subject to collective bargaining agreements, and we consider our relationship with our employees to be very good.

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

Our current policy is not to invest in real estate or interests in real estate. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.

ITEM 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information. Since September 7, 2000, our common stock has
          ------------------
traded on the American Stock Exchange under the stock symbol "PNS." Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during the four quarters of 2001 and the last two fiscal quarters of 2000, beginning on September 7, 2000.

                                                        Range of Sales Prices
                                                        ---------------------
                                                             High     Low
                                                             ----     ---
Fiscal Year 2001
      Fourth quarter (ended December 31)..................  $2.00    $1.06
      Third quarter (ended September 30)..................   2.00     0.85
      Second quarter (ended June 30)......................   3.50     1.75
      First quarter (ended March 31)......................   5.13     2.60

Fiscal Year 2000
      Fourth quarter (ended December 31)..................  $7.38    $3.00
      Third quarter (from September 7 to September 30)....   6.19     4.13

From April 1996 until September 6, 2000, our common stock traded on the OTC Bulletin Board under the stock symbol "PNDS." Set forth below is the range of high and low bid prices for our common stock during the first three quarters of 2000 through September 6, 2000.

                                                              Bid Prices
                                                              ----------
                                                             High     Low
                                                             ----     ---
Fiscal Year 2000
      Third quarter (through September 6).................  $6.13    $3.00
      Second quarter (ended June 30)......................   3.84     1.86
      First quarter (ended March 31)......................   3.75     0.81

The foregoing bid prices were obtained from the National Quotation Bureau Pink Sheets and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b)  Holders. On March 1, 2002, there were 86 holders of record of the
          -------
Shares. Most of the Shares not held by officers and directors are held in street name.

     (c)  Dividends. During the past five years, we have not paid cash
          ---------
dividends. Payments of dividends are within the discretion of our board of directors. In addition, under the terms of a loan agreement with a bank, we are prohibited from declaring or paying dividends to common shareholders and from redeeming stock from shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This annual report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the four customers that made up approximately 80% of our revenue during 2001, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on this Form 10-KSB for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin would be adversely affected.

OVERVIEW

We are a leading provider of application-specific, high-density hardware solutions and global service and support for the world's leading OEMs in the telecommunications, medical systems and enterprise markets. Specializing in the engineering, manufacturing and repair of powerful, reliable and scalable Unix-based hardware platforms, we offer a broad range of innovative board and system-level data transmission products supported by comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

We began to experience the impact of the global economic slowdown in the second quarter of 2001 and its effect continued through the rest of the year in the form of reduced product orders. We expect the slowdown to continue to impact results throughout 2002 as our OEM customers continue to work off inventory and wait for end-user capital spending to regain momentum before resuming normal order patterns, particularly in regard to upgrading their technology infrastructure.

We leave 2001 behind and enter 2002 shifting our focus and resources towards providing more repair and logistics services to more customers. When the economy spurs our markets into additional capital spending, we can, and will shift or add more resources to products. In the meantime, many of our technicians who were building products are now repairing boards. Our product sales and support people have been trained in our service offerings and are actively working to win new OEM repair business.

The focus is on immediate and long-term growth in earnings for our shareholders, whether that is in products or services, and that may not necessarily equate to a bigger top line sales number for the company in 2002. We are committed to a return to profitability in 2002. We started 2002 reducing our employee count by 10%, cutting contracted services and related fees to a minimum and economizing throughout the company. If our OEM customer orders continue at the current pace, additional cost reductions similar to these may be required to attain our goal of returning to profitability in 2002.

The following discussions and analyses are for the quarter and year ended December 31, 2001 compared to the quarter and year ended December 31, 2000.

SALES

Sales for the fourth quarter and year of 2001 and 2000 were as follows:

($ thousands)          Fourth Qtr       %             Year           %
                    ---------------             -----------------
                    2001     2000     Change     2001      2000    Change

Total company       $5,132   $7,279      -29%   $22,672   $25,316     -10%
Product              4,013    6,260      -36%    18,118    21,048     -14%
Service              1,119    1,019       10%     4,554     4,268       7%

In the fourth quarter of 2001, the OEM customer base for product sales continued to place orders cautiously, slightly increasing from the third quarter. Compared to the fourth quarter of 2000, sales to the three largest product customers for that period were down 47% in the 2001 quarter. Growing and new customer programs partially offset those declines. For the year 2001, product sales were down only 14%, because of record product sales in the first quarter of 2001.

Fourth-quarter service sales in 2001 were up compared to 2000, partially because we began providing repair services to H-P pursuant to a new agreement signed in the third quarter. Previously, almost all service sales were to Sun. We expect revenue from the H-P agreement to ramp up to an annual run rate of between $3 million and $4 million in 2002. The 2001 increase in service sales also resulted in part from fulfillment and logistics services provided to Sun in the first half of the year. We do not believe the current economic conditions have significantly impacted on-going repair sales.

GROSS PROFIT

Gross profit for the fourth quarter and year of 2001 and 2000 were as follows:

($ thousands)          Fourth Qtr       %           Year             %
                   -----------------          -----------------
                    2001     2000     Change    2001      2000     Change

Total company       $1,003   $1,745     -43%    $4,420    $6,388      -31%
Product                828    1,282     -35%     3,365     4,603      -27%
Service                175      463     -62%     1,055     1,785      -41%

The gross profit margin percentage for the fourth quarter and year of 2001 and 2000 were as follows:

($ thousands)      Fourth Qtr            Year
                  ------------        ----------
                  2001    2000        2001  2000

Total company      20%     24%         19%   25%
Product            21%     20%         19%   22%
Service            16%     45%         23%   42%

The fourth quarter gross profit margin on product sales in 2001 improved by a fraction of a percent compared with the same quarter in 2000, due to product sales mix and despite an increase in inventory reserves of approximately $112,000. There were no reserves recorded in the fourth quarter of 2000 for product inventory. For the year 2001, the decline in gross margin on product sales compared to 2000 was the result of the lost volume leverage, economic pressure on pricing and increased inventory reserves.

In the fourth quarter of 2001, the major factor in the decline of the gross profit margin on service sales was an increase of approximately $158,000 in inventory reserves. No reserves were recorded on service inventory in the fourth quarter of 2000. Without the reserves, the gross profit margin in the fourth quarter of 2001 would have been approximately 30 percent, still lower than the 2000 quarter. However, direct labor and other related service costs were higher in 2001 as a result of ramping up the new repair and logistics program for H-P. For the year 2001, in addition to the fourth quarter factors, the decline in the gross profit margin for service sales was a combination of some temporary lower margin distribution work in 2001 and a significant amount of higher margin non-recurring engineering work in 2000.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A), RESEARCH AND DEVELOPMENT (R&D) AND INTEREST EXPENSES

SG&A, R&D and interest expenses for the fourth quarter and year of 2001 and 2000 were as follows:

($ thousands)         Fourth Qtr           %              Year             %
                --------------------              --------------------
                   2001        2000      Change      2001      2000      Change

SG&A expense        $760       $1,019     -25%       $3,823     $3,414      12%
R&D expense          340          359      -5%        1,368      1,127      21%
Interest expense      52           78     -34%          352        229      53%
Total expense      1,152        1,456     -21%        5,543      4,770      16%

In the fourth quarter of 2001, the decline in SG&A expenses was primarily attributable to management's decisions to forego all employee bonuses and to not contribute matching funds to the 401K profit sharing plan for 2001. For the 2001 year, the increase in SG&A expenses for the year resulted primarily from the strategic expansion of the product sales force. R&D expenses also increased to fund the strategic development of new products. A cost reduction program implemented in January 2002 is expected to continue new product development, but at a lower level, focusing on what are believed to be the highest potential opportunities with the highest probability of market success. It is also intended to return SG&A and R&D expenses to pre-2001 levels until sales and gross profit increases require and will cover the additional cost, or financing is obtained to fund additional growth opportunities. On March 6, 2002 we issued a press release correcting the SG&A and R&D expense totals that were previously announced in a press release issued on February 20, 2002. A total of $664,392 of expenses that were included as R&D expenses in the earlier release should have been attributed to SG&A.

In the fourth quarter of 2001, interest expense was lower due to decreased use of the credit line compared to the same quarter in 2000. For the year 2001, increased use of the credit line to fund higher levels of inventory and receivables in the first half resulted in higher interest expense compared to 2000. End-of-year 2000 inventory buys to support then higher sales volume requirements and to obtain better pricing, and the abrupt slowdown of shipments in the second quarter, resulted in significantly higher inventory levels through much of the third quarter of 2001. However, inventory was sold off and declined each quarter in 2001, resulting in inventory dropping under 2000 levels by the fourth quarter of 2001. Monthly interest rates paid on the line of credit decreased during both years, from 8.15% to 3.90% in 2001, and from 9.25% to 8.5% in 2000.

INCOME TAXES AND NET INCOME/(LOSS)

Income/(loss) before taxes, income taxes and net income/(loss) for the fourth quarter and year of 2001 and 2000 were as follows:

($ thousands)              Fourth Qtr        %              Year            %
                      -------------------            --------------------
                        2001       2000    Change     2001        2000    Change

Income/(loss) before
 income taxes           ($149)     $289     -152%   ($1,123)      $1,618   -169%
Income taxes              (56)       86     -165%      (433)         604   -172%
Net income/(loss)         (93)      203     -146%      (690)       1,014   -168%

Earnings/(loss) per share for the fourth quarter and year of 2001 and 2000 were as follows:

($ thousands)            Fourth Qtr        %              Year            %
                    -------------------            -------------------
                     2001      2000      Change    2001      2000      Change
Basic EPS            ($0.02)    $0.04      -145%    ($0.13)    $0.20     -163%
Fully diluted EPS    ($0.02)    $0.03      -151%    ($0.13)    $0.18     -171%

Weighted average number of shares outstanding:
Basic               5,480,454   5,353,011                5,460,394   5,065,521
Fully diluted       5,480,454   6,076,112                5,460,394   5,719,486

Net income before taxes declined approximately $438,000 in the fourth quarter of 2001 compared to the fourth quarter of 2000. The combination of lower sales and gross profit margins resulted in a decline of approximately $742,000, which was offset by approximately $304,000 in lower expenses and loss on disposals. Net income before taxes fell approximately $2.74 million for the year 2001, compared to 2000. The year decline was split between lower sales and gross profit margins (approximately $1.97 million) and increased expenses to grow the company (approximately $0.77 million).

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for three months and year is as follows:

($ thousands)           12/31/01    9/30/01     % Change    12/31/00    % Change

Accounts receivable       $3,211      $2,957         9%       $5,374     -40%
Inventory                  3,536       5,011       -29%        8,518     -58%
Other current assets       1,029       1,087        -5%          417     147%
Total                      7,776       9,055       -14%       14,309     -46%

A summary of changes in current liabilities for three months and year is as follows:

($ thousands)           12/31/01     9/30/01     % Change   12/31/00    % Change

Line of credit            $4,372      $4,424          -1%     $4,803        -9%
Accounts payable             674       1,263         -47%      5,431       -88%
Other current liab.          584         813         -28%        936       -38%
Total                      5,630       6,500         -13%     11,170       -50%

Despite losses in the fourth quarter of 2001, operating activities generated cash of $370,496. The $93,007 loss recorded in the fourth quarter included material non-cash transactions. Depreciation expense was $136,603, and an increase of inventory reserves, a non-cash charge to cost of goods sold, was $208,543. The $56,000 negative income tax benefit accrual in the fourth quarter was also a non-cash transaction, resulting in an increase to refundable income taxes, a short term asset. We reduced inventory through sales by $1,108,992, excluding the effects of inventory reserve increases, which allowed us to reduce accounts payable and accrued expenses by $806,542.

During the year of 2001, $884,725 of cash was generated by operating activities. Inventory was reduced by $4,227,225 and accounts receivable was reduced by $2,155,965. $5,093,682 of that cash was used to pay down accounts payable and accrued expenses. The $4,227,225 reduction of inventory, net of reserves, represents a decrease of over 50% of the inventory balance at December 31, 2000.

We used $243,605 of cash generated by operating activities in the fourth quarter of 2001 and $384,024 over the year to purchase equipment, including computers and software. A major portion of the fourth quarter expenditures was to start up repair services for H-P.

We used $51,773 of cash generated by operating activities in the fourth quarter of 2001 to pay down the line of credit from $4,423,461 to 4,371,688. The line of credit is the primary source of non-operational funding. The line had a limit of the lower of $7 million or percentages of eligible accounts receivables and inventory during 2001, and had a variable interest rate of 0.85% below prime. The interest rate on the line of credit declined from 8.65% at the beginning of 2001 to 3.90% at December 31, 2001.

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained herein. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2001 and 2000.

The company maintains a bank line of credit with KeyBank National Association (KeyBank). The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

On March 7, 2002, the terms of the bank line of credit with KeyBank were amended to reflect the company's near term borrowing needs and the company's credit risk as rated by KeyBank. The amount available under the line has been reduced from $7,000,000 to $6,000,000 and is due and renewable by July 31, 2002. The interest rate has been increased from the prime rate less .85% to the prime rate.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. That calculation represents the maximum amount that can be drawn on the line of credit. In the near term, that number is not expected to exceed $6,000,000. The unused capacity on the line (the excess of the borrowing base calculation over the amount drawn) ranged from a high of $1,634,808 at June 30, 2001 to a low of $128,471 at December 31, 2001. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could severely impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

Additional financing will be needed to support the future growth plans of the company. The search for financing continues. However, economic factors have greatly decreased the availability and increased the cost of financing for our industry and hampered our progress in this area. The slowdown in product sales and our recent losses have shifted our focus to attaining additional service business and returning to profitability. As we make progress in these areas, and/or the demand for products returns, we expect to increase our efforts to obtain further financing.

ITEM 7.        FINANCIAL STATEMENTS

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                FINANCIAL REPORT

                           DECEMBER 31, 2001 AND 2000

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                      Page
                                                                      ----
INDEPENDENT AUDITORS' REPORT                                           24

FINANCIAL STATEMENTS
 Balance Sheets                                                     25-26
 Statements of Operations                                              27
 Statements of Changes in Stockholders' Equity                         28
 Statements of Cash Flows                                           29-30
 Notes to Financial Statements                                      31-44

To the Board of Directors and Stockholders
Pinnacle Data Systems, Inc. (dba PDSi)
Columbus, Ohio

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

     We have audited the accompanying balance sheets of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hausser + Taylor LLP

Columbus, Ohio
February 5, 2002

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


                               ASSETS                              2001               2000
                               ------                              ----               ----
CURRENT ASSETS
  Cash                                                       $      72,237     $       35,873
  Accounts receivable, net of allowance for doubtful
    accounts of $15,000 and $8,000, respectively                 3,210,935          5,373,900
  Inventory (Note 1)                                             3,535,779          8,517,925
  Other prepaid expenses                                           135,987            134,471
  Refundable income taxes                                          372,687               -
  Deferred income taxes (Note 8)                                   448,000            247,000
                                                              -------------     --------------
                                                                 7,775,625         14,309,169
                                                              -------------     --------------

PROPERTY AND EQUIPMENT (Notes 1 and 6)
  Leasehold improvements                                           215,689            189,389
  Furniture and fixtures                                           316,106            286,290
  Computer equipment and related software                        1,777,323          1,241,864
  Shop equipment                                                   410,999            305,809
  Vehicle                                                           21,846             21,846
                                                              --------------    --------------
                                                                 2,741,963          2,045,198
  Less accumulated depreciation and amortization                 1,295,975            871,368
                                                              --------------    --------------
                                                                 1,445,988          1,173,830
                                                              --------------    --------------

OTHER ASSETS
  Deposits                                                          21,885             18,112
  License agreement, less accumulated amortization of $4,861        30,139              -
                                                              --------------    --------------
                                                                    52,024             18,112
                                                              --------------    --------------

                                                             $   9,273,637     $   15,501,111
                                                              =============     ==============

The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


            LIABILITIES AND STOCKHOLDERS' EQUITY                 2001        2000
            ------------------------------------                 ----        ----
CURRENT LIABILITIES
   Line of credit (Note 2)                                  $ 4,371,688  $  4,803,309
   Current portion of long-term debt (Note 3)                   133,333       138,459
   Current portion of capital lease obligation (Note 6)          24,827         -
   Accounts payable                                             674,179     5,431,070
   Accrued expenses:
     Wages and payroll taxes                                    223,449       322,284
     Employee benefits                                           59,593       169,748
     Income taxes                                                 -           168,634
     Other                                                      134,756        93,923
   Unearned service revenue                                       7,991        42,340
                                                             -----------  ------------
                                                              5,629,816    11,169,767
                                                             -----------  ------------

LONG-TERM LIABILITIES
   Long-term debt, less current portion (Note 3)                 33,334       166,667
   Capital lease obligation, less current portion (Note 6)       22,759         -
   Deferred income taxes (Note 8)                                42,000        41,000
                                                             -----------  ------------
                                                                 98,093       207,667
                                                             -----------  ------------
                                                              5,727,909    11,377,434
                                                             -----------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, and 6)                 -             -
                                                             -----------  ------------

STOCKHOLDERS' EQUITY (Notes 4 and 5)
   Preferred stock; no par value; 4,000,000 shares
     authorized; no shares issued or outstanding                  -             -
   Common stock; no par value; 25,000,000 and 10,000,000
     shares authorized; 5,483,204 and 5,394,504 shares
     issued and outstanding, respectively                     2,136,249     2,028,437
   Additional paid-in capital                                   501,506       497,506
   Retained earnings                                            907,973     1,597,734
                                                             -----------  ------------
                                                              3,545,728     4,123,677
                                                             -----------  ------------

                                                            $ 9,273,637  $ 15,501,111
                                                             ===========  ============


The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

                                                        2001            2000
                                                        ----            ----
SALES
   Product sales                                   $ 18,118,202     $ 21,047,803
   Service sales                                      4,554,281        4,268,636
                                                    ------------     -----------
                                                     22,672,483       25,316,439
                                                    ------------     -----------
COST OF SALES
   Product sales                                     14,753,196       16,444,797
   Service sales                                      3,499,500        2,483,644
                                                    ------------     -----------
                                                     18,252,696       18,928,441
                                                    ------------     -----------

GROSS PROFIT                                          4,419,787        6,387,998
                                                    ------------     -----------
OPERATING EXPENSES
   Selling, general and administrative                3,823,051        3,413,792
   Research and development                           1,368,151        1,127,339
                                                    ------------     -----------
                                                      5,191,202        4,541,131
                                                    ------------     -----------

INCOME (LOSS) FROM OPERATIONS                          (771,415)       1,846,867
                                                    ------------     -----------

OTHER EXPENSE
   Interest expense                                     351,346          229,177
                                                    ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (1,122,761)       1,617,690

INCOME TAXES (Note 8)                                  (433,000)         604,000
                                                    ------------     -----------

NET INCOME (LOSS)                                  $   (689,761)    $  1,013,690
                                                    ============     ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 9)    $      (0.13)    $       0.20
                                                    ============     ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 9)  $      (0.13)    $       0.18
                                                    ============     ===========

The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2001 and 2000
                     --------------------------------------


                                                      Common Stock
                                                 ----------------------
                                                                              Additional                     Total
                                                Outstanding                    Paid-In        Retained    Stockholders'
                                                  Shares         Amount        Capital        Earnings       Equity
                                                  ------         ------        -------        --------       ------

BALANCE - December 31, 1999                       4,874,804    $ 1,615,638    $  214,506    $  584,044    $ 2,414,188

   Options and warrants exercised                   519,700        412,799         -             -            412,799

   Tax benefits from employee stock option plans      -              -           283,000         -            283,000

   Net income                                         -              -             -         1,013,690      1,013,690
                                                 -----------    -----------    ----------    ----------    -----------

BALANCE - December 31, 2000                       5,394,504      2,028,437       497,506     1,597,734      4,123,677

   Options and warrants exercised                    88,700        107,812         -             -            107,812

   Tax benefits from employee stock option plans      -              -             4,000         -              4,000

   Net loss                                           -              -             -          (689,761)      (689,761)
                                                 -----------    -----------    ----------    ----------    -----------

BALANCE - December 31, 2001                       5,483,204    $ 2,136,249    $  501,506    $  907,973    $ 3,545,728
                                                 ===========    ===========    ==========    ==========    ===========


The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


                                                                       2001               2000
                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $      (689,761)       $     1,013,690
                                                                ---------------        ---------------
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                      430,307                344,063
    Provision for doubtful accounts                                      7,000                 (2,000)
    Inventory reserves                                                 455,996                127,117
    Provision for deferred taxes                                      (200,000)               (88,000)
    Tax benefit from employee stock option plans                         4,000                283,000
    Loss on disposal of property and equipment                          -                      11,802
    (Increase) decrease in assets:
      Accounts receivable                                            2,155,965             (2,901,819)
      Inventory                                                      4,227,225             (6,010,467)
      Prepaid expenses and other assets                                 (5,289)                   569
      Refundable income taxes                                         (372,687)                 -
    Increase (decrease) in liabilities:
      Accounts payable                                              (4,756,891)             3,651,854
      Accrued expenses and taxes                                      (336,791)               194,298
      Unearned revenues                                                (34,349)               (18,913)
                                                                ---------------        ---------------
        Total adjustments                                            1,574,486             (4,408,496)
                                                                ---------------        ---------------
          Net cash provided by (used in) operating activities          884,725             (3,394,806)
                                                                ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                 (384,024)              (630,772)
                                                                ---------------        ---------------
          Net cash used in investing activities                       (384,024)              (630,772)
                                                                ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                    (431,621)             3,503,309
  Principal payments on long-term debt                                (138,459)              (289,953)
  Long-term borrowings                                                    -                   400,000
  Principal payments on capital lease obligation                        (2,069)                -
  Proceeds from stock options exercised                                107,812                412,799
                                                                ---------------        ---------------
          Net cash provided by (used in) financing activities         (464,337)             4,026,155
                                                                ---------------        ---------------

The accompanying notes are an integral part of these financial statements.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

                                              2001                  2000
                                              ----                  ----

INCREASE IN CASH                               36,364                  577

CASH - Beginning of year                       35,873               35,296
                                        ---------------       -------------

CASH - End of year                     $       72,237       $       35,873
                                        ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                      $      354,541       $       225,099
                                        ==============       ===============

    Income taxes paid, net of refunds  $      308,321       $       422,587
                                        ==============       ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING TRANSACTIONS

     During 2001, the company capitalized $298,925 of inventory as computer equipment.

     During 2001, the Company entered into a capital lease to purchase equipment in the amount of $49,655.

     During 2000, the Company capitalized $42,706 of inventory as computer equipment.

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

       B. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       C. Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value because of their short maturities. The Company's line of credit and long-term debt approximate fair value as the interest rates on these obligations approximate the current prime rate.

       D. Concentration of Credit Risk - Financial instruments, which potentially subjects the Company to a concentration of credit risk principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

           For 2001, the Company had four customers that generated revenues of approximately $7,101,000, $5,868,000, $2,621,000, and $2,544,000 or
           31%, 26%, 12%, and 11% respectively, of total revenue. In the statements of operations, approximately $4,012,000 of the revenues from these customers is included in service sales and $14,122,000 is included in product sales. In addition, these customers represented 19%, 18%, 20%, and 12%, respectively, of accounts receivable at December 31, 2001.

           For 2000, the Company had three customers that generated revenues of approximately $7,111,000, $5,341,000, and $3,581,000 or 28%, 21%,
           and 14%, respectively, of total revenue. In the statements of operations, approximately $3,445,000 of the revenues from these customersis included in service sales and $12,588,000 is included in product sales. In addition, these customers represented 41%, 12%, and 11%, respectively, of accounts receivable at December 31, 2000.

       E. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Revenue from service sales is generally recognized as services are provided. Services consist of: (i) repairing products manufactured by third parties, (ii) earning fees by warehousing replacement components and parts for manufacturers and managing the process by which their customers exchange defective components and parts for replacement components and parts; and (iii) service contracts with certain customers generally for six to twelve months; for which, revenue is deferred and recognized in income on a straight-line basis over the contract period.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       F. Inventories - Inventories are valued at average cost, not in excess of market.

           Inventory at December 31, 2001 and 2000 was comprised of the following:

                                             2001            2000
                                             ----            ----

Component parts (raw materials)       $  1,991,862     $  5,842,956
Work-in-process                            709,613        1,882,018
Finished goods                             834,304          792,951
                                       -----------      -----------
                                      $  3,535,779     $  8,517,925
                                       ===========      ===========

           The carrying values of component parts and finished goods represent management's estimate of their net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management's expertise in computer hardware life cycles. The computer hardware industry is characterized by rapid technological advancement and change. In addition, during 2001, the economy and computer hardware industry weakened. Should demand for the Company's products and repair/trade-in hardware prove to be significantly less than anticipated and if the current economic and industry conditions continue, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2001 and 2000, the Company has provided reserves of approximately $774,000 and $318,000, respectively against the carrying value of inventory.

       G. Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2001 or 2000.

       H. Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization is provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. The vehicle is depreciated over 3 years. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are being amortized over the shorter of useful life or remaining lease term. Depreciation and amortization expense amounted to $430,307 and $344,063 for the years ended December 31, 2001 and 2000, respectively.

       I. Advertising - All of the Company's advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place.

       J. Life Insurance - The Company has purchased, and is the beneficiary, of four term life insurance policies on key employees of the Company. The total amount of coverage at December 31, 2001 and 2000 was $12,250,000 and $3,250,000,
           respectively.

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

           As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income (loss) of using the fair value-based method of accounting. The Company has made the disclosures required by SFAS No. 123 as of December 31, 2001 and December 31, 2000 and for the years then ended. (see Note 5).

       L. Research and Development - Research and development costs are charged to operations when incurred and are included in operating expenses.

       M. Effects of Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires intangible assets with indefinite lives not to be amortized. Rather, they are to be tested for impairment annually, but intangible assets with finite lives are subject to amortization over their remaining useful lives. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 does not have a material effect on the Company's operating results or financial position at December 31, 2001 or in the foreseeable future. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The adoption of SFAS No. 144 does not have a material effect on the Company's operating results or financial position at December 31, 2001 or in the foreseeable future.

       N. Reclassifications - Certain insignificant amounts for the year 2000 have been reclassified to conform with the 2001 presentation.

NOTE 2.    LINE OF CREDIT

           At December 31, 2001 and 2000, the Company had a $7,000,000 bank line of credit with monthly interest payments at prime (4.75% at December 31, 2001 and 9.50% at December 31, 2000)
           minus 0.85%. The Company is obligated for funds drawn against this line of credit in the amount of $4,371,688 and $4,803,309 at December 31, 2001 and 2000, respectively.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.    LINE OF CREDIT (Continued)

           The line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. In addition, the agreement restricts the Company from paying cash dividends and from entering into additional debt agreements without prior consent of the bank. During 2001, the Company entered into a capital lease (Note 6) which was a violation of the debt covenants. The bank has waived this covenant as it pertains to this specific capital lease over its remaining term.

           On February 12, 2002, the Company accepted a commitment letter from the bank to enter into a new $6,000,000 bank line of credit agreement with monthly interest payments at prime. The line of credit is due no later than July 31, 2002, subject to renewal. In addition, the line is payable on demand and is collateralized by a "Blanket Lien" on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

NOTE 3.    LONG-TERM DEBT

           Following is a summary of long-term debt at December 31:

                                                          2001            2000
                                                          ----            ----

Prime (4.75% and 9.50%, at December 31,
2001 and 2000, respectively) minus .25%
note payable in monthly installments
of $12,627 including interest through
February 2003; collateralized by
substantially all assets of the Company.          $    166,667     $    300,000

3.9% vehicle loan, payable in monthly
installments of $401, including interest,
paid in full during 2001.                               -                 5,126
                                                   -----------      -----------

Total long-term debt                                   166,667          305,126
Less current portion                                   133,333          138,459
                                                   -----------      -----------

                                                  $     33,334     $    166,667
                                                   ===========      ===========

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.   LONG-TERM DEBT

          Aggregate maturities on long-term debt for the years ending after December 31, 2001 is as follows:

                                    2002                          $   133,333
                                    2003                               33,334
                                                                   ----------
                                                                  $   166,667
                                                                   ==========

NOTE 4.    STOCKHOLDERS' EQUITY

       A. Authorized Shares - On May 23, 2001, the shareholders approved amendments to the Company's Articles of Incorporation to increase the authorized number of common shares from 10,000,000 to 25,000,000. On June 24, 2000, the shareholders approved amendments to the Company's Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 10,000,000.

       B. Preferred stock - On June 24, 2000, the shareholders authorized 4,000,000 preferred shares. None of these shares were issued or outstanding at December 31, 2001 or 2000.

NOTE 5.    STOCK OPTIONS AND WARRANTS

           The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan (the Plan) on December 19, 1995. Any employee who is granted a discretionary option may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company's stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could have been granted under the plan, was 1,200,000 shares. All incentive options available under the plan shall be granted by December 19, 2005. On February 16, 2000, the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 24, 2000, to increase the number of shares reserved for issuance pursuant to options to 2,400,000 common shares.

           On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc., 2000 Director Stock Option Plan (Director Plan) which was subsequently approved by the shareholders on June 24, 2000. Under the Directors Plan, 500,000 shares are reserved for issuance to Directors who are not employees of the Company (Outside Director). Any Outside Director who has been granted a discretionary option may purchase Company common stock over a ten-year period, at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors were made by entering into individual stock option agreements.

           Although the Board of Directors has the authority to set other terms, the options are generally exercisable one year from the date of grant.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.    STOCK OPTIONS AND WARRANTS (Continued)

           The following table is a summary of option activity:


Stock Option Plan                              2001                     2000
-----------------                              ----                     ----
                                                      Weighted                 Weighted
Employee Stock Option                                 Average                  Average
---------------------                                 Exercise                 Exercise
Agreements                             Number          Price     Number         Price
----------                             ------          -----     ------         -----
  Outstanding, beginning of year          909,600    $  1.64      1,145,600    $  0.85
  Granted                                 290,250       2.28        231,400       3.95
  Exercised                                17,200       0.80        455,200       0.84
  Forfeited                                24,000       3.67         12,200       0.94
                                       -----------  -----------  -----------  ----------
  Outstanding, end of year              1,158,650    $  1.77        909,600    $  1.64
                                       ===========  ===========  ===========  ==========

Exercise price range of options
  outstanding                              $0.63 to $5.25      $0.63 to $5.25

Director Stock Option
---------------------
Agreements
----------

Outstanding, beginning of year            166,000    $  1.48        150,000    $  0.85
Granted                                    80,000       2.35         36,000       3.88
Exercised                                  16,000       1.03         20,000       1.03
Forfeited                                     -           -             -           -
                                       -----------  -----------  -----------  ----------
Outstanding, end of year                  230,000    $  1.81        166,000    $  1.48
                                       ===========  ===========  ===========  ==========

Exercise price range of options
  outstanding                               $0.75 to $3.88      $0.75 to $3.88

                             PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.    STOCK OPTIONS AND WARRANTS (Continued)

           The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                     Options Outstanding
                  ---------------------------------------------------------
  Range of                           Weighted-average       Weighted-average
  Exercise           Number         Remaining Contractual    Exercise Price
    Price           Outstanding        Life (in years)        Per Share
------------      ---------------      ------------------   ---------------
$ 0.63 - 0.97              560,200            5.01            $      0.76
$ 1.03 - 1.90              293,500            7.81                   1.26
$ 2.35 - 2.59              281,750            7.69                   2.41
$ 3.07 - 5.25              253,200            8.24                   3.91
                  ----------------      ------------------   --------------
  Total                  1,388,650            6.93            $      1.78
                  ================      ==================   ==============

                            Options Exercisable
                      ---------------------------------------
   Range of                                  Weighted-average
   Exercise              Number                Exercise Price
    Price              Exercisable              Per Share
-----------------     -----------------     -----------------
$ 0.63 - 0.97               560,200         $            0.76
$ 1.03 - 1.90               213,000                      1.05
$ 2.35 - 2.59               -                     -
$ 3.07 - 5.25               206,200                      3.95
                      -----------------     -----------------
  Total                     979,400          $           1.50
                      =================     =================

           At December 31, 2000, 808,400 outstanding options were exercisable. The weighted-average exercise price for outstanding options was $0.85 at December 31, 2000.

           The options outstanding at December 31, 2001 are exercisable through periods ranging from September 2002 through October 2011.

           Pro forma information regarding net income (loss) and earnings
           (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. As noted in
           Note 1.K., the Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the statements of operations for stock-based employee compensation awards.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.    STOCK OPTIONS AND WARRANTS (Continued)

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings (loss) per share are as follows for the year ended:

                                                                      2001             2000
                                                                      ----             ----
           Net income (loss) - as reported                         $   (689,761)  $   1,013,690
           Net income (loss) - pro forma                           $ (1,193,446)  $     730,480
           Basic earnings (loss) per common share-as reported      $       (.13)  $         .20
           Basic earnings (loss) per common share-pro forma        $       (.22)  $         .14
           Diluted earnings (loss) per common share - as reported  $       (.13)  $         .18
           Diluted earnings (loss) per common share - pro forma    $       (.22)  $         .13
           Weighted-average fair value of options granted
           during the year                                         $       2.30   $        3.93

          The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended:

                                              2001     2000
                                              ----     ----
Risk-free interest rate                       5.0%     5.6%
Dividend yield                                 0%       0%
Volatility factor                             73.40%   66.68%
Weighted average expected life in years        9.0      9.5

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

          Stock Warrants - As part of the April 1996 offering circular, the underwriter was granted warrants to purchase 100,000 shares of common stock at $1.38 per share. The warrants became exercisable in May 1997 and expired in April 2001. During 2001 and 2000, 55,500 and 44,500 warrants, respectively were exercised.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.    LEASES

           Operating
           ---------

           The Company leases its operating facility under an operating lease that expires in 2009.

           Minimum future lease payments under the operating lease as of December 31, 2001 are as follows:

  2002          $  495,233
  2003             517,080
  2004             568,274
  2005             589,216
  2006             589,216
Thereafter       1,374,838
                 ---------
                $4,133,857
                 =========

           Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2001 and 2000 amounted to $537,190 and $388,732, respectively.

           Capital
           -------

           During 2001, the Company entered into a capital lease to acquire shop equipment. The future minimum lease payments by year with the present value of such payments, as of December 31, 2001 is as follows:

2002                                      $    26,814
2003                                           24,579
                                           -----------
Total minimum lease payments                   51,393
Less amount representing interest               3,807
                                           -----------
Present value of minimum lease payments        47,586
Less current portion                           24,827
                                           -----------
Long-term capital lease obligation        $    22,759
                                           ===========

           The equipment under capital lease is included in the accompanying balance sheet under the following captions:

                                December 31,
                                   2001
                                   ----
Shop equipment                 $      49,655
Less accumulated depreciation            591
                                ------------
Net book value                 $      49,064
                                ============

           Amortization of equipment under capital leases was $591 for 2001.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.    PROFIT SHARING AND 401(K) SAVINGS PLAN

           The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with three months of service. Under the plan, employees may elect to defer from 1% to 12% of their salary, subject to Internal Revenue Code limits.

           The Company, at its discretion, may match up to 100% of employee contributions up to 6% of wages deferred with a maximum contribution $4,500 per employee. The Company elected not to make a matching contribution for 2001. The Company made a matching contribution of $76,098 for the year ended December 31, 2000.

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

           The components of the deferred tax asset (liability) consisted of the following at December 31:

                     2001           2000
                     ----           ----
Current:
   Federal      $    366,000   $    209,000
   State              55,000         26,000
   City               27,000         12,000
                 ------------   ------------
                $    448,000   $    247,000
                 ============   ============

Noncurrent:
   Federal      $    (36,000)  $    (35,000)
   State              (4,000)        (4,000)
   City               (2,000)        (2,000)
                 ------------    -----------
                $    (42,000)  $    (41,000)
                 ============    ===========

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.    INCOME TAXES (Continued)

           Net deferred tax assets in the accompanying balance sheets include the following components:

                                           2001               2000
                                           ----               ----
Assets
   Inventory reserves                     $    309,000   $    127,000
   Allowance for doubtful accounts               6,000          3,000
   Alternative minimum tax carryforward         16,000         -
   State net operating loss carryforward        20,000         -
   Uniform capitalization                       43,000         -
   Bonus accrual                                -              47,000
   Vacation accrual                             24,000         38,000
   Other                                        30,000         32,000
                                           -----------    -----------
                                          $    448,000   $    247,000
                                           ===========    ===========

Liabilities
   Depreciation                           $     42,000   $     41,000
                                           -----------    -----------
                                          $     42,000   $     41,000
                                           ===========    ===========

           The components of the tax expense (benefit) for the year ended December 31, were as follows:

                                              2001            2000
                                              ----            ----
Current:
   Federal                                $  (172,000)   $    626,000
   State                                      (61,000)         30,000
   City                                          -             36,000
                                           -----------    -----------
                                             (233,000)        692,000
                                           -----------    -----------

Deferred:
   Federal                                   (156,000)        (65,000)
   State                                      (29,000)        (15,700)
   City                                       (15,000)         (7,300)
                                           -----------    -----------
                                             (200,000)        (88,000)
                                           -----------    -----------

Total                                     $  (433,000)   $    604,000
                                           ===========    ===========

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 8.    INCOME TAXES (Continued)

           The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:

                                                 2001           2000
                                                 ----           ----

Income tax provision at statutory rate      $  (382,000)    $    550,000
Add:
Tax effect of permanent differences              12,000            8,000
State income taxes, net of federal
  income tax provision                          (96,000)          34,000
Other, net                                       33,000           12,000
                                              -----------    ------------
Total income tax provision                  $  (433,000)    $    604,000
                                              ===========    ============

           The Company's income tax payable for federal, state, and local purposes has been reduced by the tax benefits associated with the exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock at the time of exercise and the option price, tax effected. These tax benefits were credited directly to additional paid-in capital, reduced taxes payable, and amounted to $4,000 and $283,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE 9.    EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

           Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. At December 31, 2000, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options. At December 31, 2001, all potential common stock is considered anti- dilutive due to the net loss.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9.    EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

           The following data show the amounts used in computing earnings
           (loss) per share (EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock.

                                                  2001         2000
                                                  ----         ----
Income available to common stockholders
used in basic EPS and diluted EPS             $  (689,761)  $  1,013,690
                                               ===========   ===========
Weighted average number of common shares
used in basic EPS                               5,460,394      5,065,521

Effect of dilutive securities:
Stock options and warrants                           -           653,965
                                               -----------   -----------

Weighted number of common shares and
dilutive potential common stock used in
diluted EPS.                                    5,460,394      5,719,486
                                               ===========   ===========

           At December 31, 2000, all outstanding options and warrants were "in-the-money" and therefore were included in computing diluted EPS.

           For the second and third quarters of 2001, the Company reported loss per diluted share of $(0.05) and $(0.06), respectively. However, the loss per diluted share should have been reported to be the same as the loss per basic share, $(0.06) and $(0.07), respectively. Loss per diluted share is required to be calculated using outstanding shares only. No dilution effect should have been recognized due to the net losses in the second and third quarter.

NOTE 10.   OPERATING SEGMENTS

           The Company's reportable segments are Product and Service and are described in Item 1 of the Company's form 10KSB, including a discussion of principle markets and distribution. The other column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.

                          PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 10.   OPERATING SE GMENTS (Continued)

           Segment information for the years ended December 31, 2001 and 2000, was as follows:

                                                          2001
                                      ====================================================

                                           Product       Service        Other       Total
                                           -------       -------        -----       -----
           Sales                      $  18,118,202  $  4,554,281  $     -      $  22,672,483
           Gross profit                   3,365,006     1,054,781        -          4,419,787
           Operating earnings (loss)        195,393       236,547    (1,203,355)     (771,415)
           Depreciation and
           amortization                      80,676       242,028       107,603       430,307
           Interest expense                   -             -           351,346       351,346
           Total assets                   6,329,606     1,571,545     1,372,486     9,273,637
           Capital expenditures             379,482       203,045       150,077       732,604


                                                          2000
                                      ====================================================

                                           Product       Service       Other       Total
                                           -------       -------       -----       -----
           Sales                      $  21,047,803  $  4,268,636  $    -       $  25,316,439
           Gross profit                   4,603,006     1,784,992       -           6,387,998
           Operating earnings (loss)      1,988,640     1,001,086   (1,131,057)     1,858,669
           Depreciation and
           amortization                      72,353       217,060       54,650        344,063
           Interest expense                  -             -           229,177        229,177
           Total assets                  13,229,011     1,911,601      360,499     15,501,111
           Capital expenditures             315,212       114,890      243,376        673,478


           Two segments were reported on Form 10QSB for Service in the first three quarters of 2001, Repair and Other service. For this 10KSB, for the year ended December 31, 2001, the two segments are combined, as in prior years, under Service. The Company does not believe the additional breakdown of the Service segment provided significant additional insight into the Company's operations for the readers of these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information about our directors, nominees for directors and our executive officers is incorporated by our proxy statement for our year 2002 annual meeting of shareholders to be filed with the Securities and Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: "Proposal One:
Directors."

ITEM 10.       EXECUTIVE COMPENSATION

Incorporated by reference to our proxy statement for our year 2002 annual meeting of shareholders, to be the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the "Principal Holders of Voting Securities" and "Proposal One: Election of Directors."

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to our proxy statement for our year 2002 annual meeting of shareholders, to be the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the "Executive Compensation."

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is incorporated by reference to our proxy statement for our year 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: "Proposal
One: Election of Directors".

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)    LISTING OF EXHIBITS. The following is a listing of Exhibits
               -------------------
either filed with this report or incorporated by reference:

                                              If Incorporated by Reference,
 Exhibit                                     Document with which Exhibit was
   No.         Description of Exhibit         Previously Filed with the SEC
   ---         ----------------------         -----------------------------

3(a)       Amended and restated             Registration Statement on Form 10-
           articles of incorporation        SB filed with the Securities and
                                            Exchange Commission on December
                                            13, 1999.

3(b)       Amendments to Amended and        Form SB-2 filed with the
           Restated Articles of             Securities and Exchange Commission
           Incorporation, adopted           September 21, 2000.
           June 26, 2000

3(c)       Amendment to the                 Quarterly Report on Form 10-QSB
           Company's Amended and            filed with the Securities and
           Restated Articles of             Exchange Commission on August 13,
           Incorporation adopted May        2001.
           23, 2001

3(d)       Amended and Restated Code        Registration Statement on Form 10-
           of Regulations                   SB filed with the Securities and
                                            Exchange Commission on December
                                            13, 1999.

3(e)       Amendment to Amended and         Annual Report on Form 10-KSB filed
           Restated Code of                 with the Securities and Exchange
           Regulations                      Commission on March 30, 2000.

3(f)       Amendments to Amended and        Form SB-2 filed with the
           Restated Code of                 Securities and Exchange Commission
           Regulations, adopted June        September 21, 2000.
           26, 2000

4          Instruments defining the         Form SB-2 filed with the
           rights of security               Securities and Exchange Commission
           holders, including               September 21, 2000.
           indentures

10(a)      Technology license               Registration Statement on Form 10-
           agreement between                SB filed with the Securities and
           Pinnacle Data Systems,           Exchange Commission on December
           Inc. and Sun                     13, 1999.
           Microsystems, Inc. dated
           May 12, 1994

                                              If Incorporated by Reference,
 Exhibit                                     Document with which Exhibit was
   No.         Description of Exhibit         Previously Filed with the SEC
   ---         ----------------------         -----------------------------

10(b)*     Pinnacle Data Systems,           Registration Statement on Form 10-
           Inc. 1995 Stock Option           SB filed with the Securities and
           Plan dated December 19,          Exchange Commission on December
           1995                             13, 1999.

10(c)      Development and                  Registration Statement on Form 10-
           manufacturing license            SB filed with the Securities and
           agreement between                Exchange Commission on December
           Pinnacle Data Systems,           13, 1999.
           Inc. and Sun Microsystems,
           Inc. dated October 27, 1997

10(d)      Lease agreement between          Registration Statement on Form 10-
           Pinnacle Data Systems,           SB filed with the Securities and
           Inc. and Duke Realty             Exchange Commission on December
           Limited Partnership dated        13, 1999.
           March 9, 1999

10(e)      Repair services agreement        Registration Statement on Form 10-
           between Pinnacle Data            SB filed with the Securities and
           Systems, Inc. and Sun            Exchange Commission on December
           Microsystems, Inc. dated         13, 1999.
           March 29, 1999

10(f)      Reference Design License         Contained herein.
           Agreement between
           Pinnacle Data Systems,
           Inc. and Sun
           Microsystems, Inc. dated
           May 11, 1999

10(g)      First Lease Amendment            Annual Report on Form 10-KSB filed
           between Pinnacle Data            with the Securities and Exchange
           Systems, Inc. and Duke           Commission on March 30, 2000.
           Realty Limited
           Partnership dated
           January 5, 2000

10(h)*     Amendment No. 1 to               Annual Report on Form 10-KSB filed
           Pinnacle Data Systems,           with the Securities and Exchange
           Inc. 1995 stock option           Commission on March 30, 2000.
           plan dated February 16,
           2000

                                              If Incorporated by Reference,
 Exhibit                                     Document with which Exhibit was
   No.         Description of Exhibit         Previously Filed with the SEC
   ---         ----------------------         -----------------------------

10(i)*     Pinnacle Data Systems,           Annual Report on Form 10-KSB filed
           Inc. 2000 Directors Stock        with the Securities and Exchange
           Option Plan dated March          Commission on March 30, 2000.
           22, 2000

10(j)      Business Loan Agreement          Annual Report on Form 10-KSB filed
           between Pinnacle Data            with the Securities and Exchange
           Systems, Inc. and Key            Commission on March 30, 2001.
           Bank National Association
           dated August 10, 2000

10(k)*     Employment agreement             Annual Report on Form 10-KSB filed
           between Pinnacle Data            with the Securities and Exchange
           Systems, Inc. and John D.        Commission on March 30, 2001.
           Bair dated January 1,
           2001

10(l)      O.E.M. Supply Agreement          Contained herein.
           between Pinnacle Data
           Systems, Inc. and Alcatel
           USA Sourcing L.P. dated
           February 12, 2001

10(m)      Divisional Service               Contained herein.
           Agreement between
           Pinnacle Data Systems,
           Inc. and Hewlett-Packard
           Company dated September
           1, 2001

10(n)      Direct Connect VS                Contained herein.
           Supplier Services
           Agreement between
           Pinnacle Data Systems,
           Inc. and Hewlett-Packard
           Company dated September
           1, 2001

10(o)*     Employment agreement             Contained herein.
           between Pinnacle Data
           Systems, Inc. and C.
           Robert Hahn dated
           September 1, 2001

10(p)*     Employment agreement             Contained herein.
           between Pinnacle Data
           Systems, Inc. and Michael
           R.

                                                 If Incorporated by Reference,
 Exhibit                                        Document with which Exhibit was
   No.         Description of Exhibit            Previously Filed with the SEC
   ---         ----------------------            -----------------------------

           Sayre dated September 1,
           2001

10(q)*     Employment agreement                Contained herein.
           between Pinnacle Data
           Systems, Inc. and
           Christopher L. Winslow
           dated September 1, 2001

10(r)      Amendment to Promissory             Contained herein.
           Note between Pinnacle
           Data Systems, Inc. and
           Key Bank National
           Association dated
           February 21, 2002

10(s)      First Amendment Agreement           Contained herein.
           to Loan Agreement between
           Pinnacle Data Systems,
           Inc. and Key Bank
           National Association
           dated February 21, 2002

10(t)      Second Amendment                    Contained herein.
           Agreement to Loan
           Agreement between
           Pinnacle Data Systems,
           Inc. and Key Bank
           National Association
           dated March 7, 2002

21         List of Subsidiaries                Contained herein

23         Independent Auditors' Consent       Contained herein

24         Powers of Attorney                  Contained herein

-------------

     *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

         (b)   REPORTS ON FORM 8-K
               -------------------

         No Form 8-K reports were filed during the fourth quarter of the Company's fiscal year ended December 31, 2001.

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

                                      PINNACLE DATA SYSTEMS, INC.

Date : March 20, 2002                 By /s/ John D. Bair
                                        -------------------------------
                                           John D. Bair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                             Date
---------                        -----                             ----

/s/ John D. Bair               Chairman, President, Chief        March 20, 2002
-----------------------        Executive Officer and
John D. Bair                   Director (principal
                               executive officer)

/s/ Michael R. Sayre           Executive Vice President,         March 20, 2002
-----------------------        Chief Financial Officer,
Michael R. Sayre               and Treasurer,
                               (principal financial and
                               principal accounting officer)

C. Robert Hahn*                Vice President - Service Group,   March 20, 2002
-----------------------        and Director
C. Robert Hahn

Hugh C. Cathey*                Director                          March 20, 2002
-----------------------
Hugh C. Cathey

Paul H. Lambert*               Director                          March 20, 2002
-----------------------
Paul H. Lambert

Thomas M. O'Leary*             Director                          March 20, 2002
-----------------------
Thomas M. O'Leary

Robert V.R. Ostrander*         Director                          March 20, 2002
-----------------------
Robert V.R. Ostrander

*The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By     /s/ John D. Bair                                     March 20, 2002
       ----------------
       John D. Bair,
       Attorney-in-Fact