Form 10QSB
period 2002-03-31
PINNACLE DATA SYSTEMS INC
filed 2002-05-15
CIK 1004608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from __________ to ________

                  Commission file number: 0-28483
                                          -------


                           PINNACLE DATA SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Ohio                                 31-1263732
                     ----                                 ----------
 (State or other jurisdiction of incorporation (IRS Employer Identification No.)
               or organization)


                      6600 Port Road, Groveport, Ohio 43125
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 748-1150

                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,493,504 common shares, without par value, as of April 15, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        PINNACLE DATA SYSTEMS, INC.
                                 (DBA PDSi)

                               BALANCE SHEETS

                                                      March 31,  December 31,
                                                        2002         2001
                                                        ----         ----
                                                     (Unaudited)

                    ASSETS
                    ------

CURRENT ASSETS
  Cash                                               $   35,947  $      72,237
  Accounts receivable, net of allowance for doubtful
   accounts of $15,000                                1,594,822      3,210,935
  Inventory                                           2,759,049      3,535,779
  Other prepaid expenses                                133,928        135,987
  Refundable income taxes                               470,796        372,687
  Deferred income taxes                                 448,000        448,000
                                                     ----------  -------------
                                                      5,442,542      7,775,625
                                                     ----------  -------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                217,606        215,689
  Furniture and fixtures                                320,455        316,106
  Computer equipment and related software             1,841,084      1,777,323
  Shop equipment                                        412,399        410,999
  Vehicle                                                21,846         21,846
                                                     ----------  -------------
                                                      2,813,390      2,741,963
  Less accumulated depreciation and amortization      1,433,515      1,295,975
                                                     ----------  -------------
                                                      1,379,875      1,445,988
                                                     ----------  -------------

OTHER ASSETS                                             56,107         52,024
                                                     ----------  -------------


                                                     $6,878,524  $   9,273,637
                                                     ==========  =============


   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                 BALANCE SHEETS

                                                                               March 31,           December 31,
                                                                                 2002                  2001
                                                                                 ----                  ----
                                                                              (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
  Line of credit                                                             $    2,018,520       $     4,371,688
  Current portion of long-term debt                                                 133,333               133,333
  Current portion of capital lease obligation                                        24,827                24,827
  Accounts payable                                                                  930,596               674,179
  Accrued expenses:
   Wages and payroll taxes                                                          109,031               223,449
   Employee benefits                                                                 65,390                59,593
   Other                                                                            128,975               134,756
  Unearned service revenue                                                          155,129                 7,991
                                                                             ---------------      ----------------
                                                                                  3,565,801             5,629,816
                                                                             ---------------      ----------------


LONG-TERM LIABILITIES
  Long-term debt, less current portion                                                    -                33,334
  Capital lease obligation, less current portion                                     16,552                22,759
  Deferred income taxes                                                              42,000                42,000
                                                                             ---------------      ----------------
                                                                                     58,552                98,093
                                                                             ---------------      ----------------
                                                                                  3,624,353             5,727,909
                                                                             ---------------      ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; 4,000,000 shares authorized;
   no shares issued or outstanding                                                        -                     -
  Common stock; no par value; 25,000,000 shares authorized;
   5,493,504 and 5,483,204 shares issued and outstanding, respectively            2,143,974             2,136,249
  Additional paid-in capital                                                        501,506               501,506
  Retained earnings                                                                 608,691               907,973
                                                                             ---------------      ----------------
                                                                                  3,254,171             3,545,728
                                                                             ---------------      ----------------

                                                                             $    6,878,524       $     9,273,637
                                                                             ===============      ================

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 2002 and 2001
                   ------------------------------------------

                                                    2002            2001
                                                    ----            ----
                                                 (Unaudited)     (Unaudited)
SALES
  Product sales                                 $  1,989,559     $ 6,254,842
  Service sales                                    1,415,016       1,270,641
                                                ------------     -----------
                                                   3,404,575       7,525,483
                                                ------------     -----------
COST OF SALES
  Product sales                                    1,864,863       4,960,770
  Service sales                                      903,367         983,837
                                                ------------     -----------
                                                   2,768,230       5,944,607
                                                ------------     -----------

GROSS PROFIT                                         636,345       1,580,876
                                                ------------     -----------

OPERATING EXPENSES
  Selling, general and administrative                874,318         952,020
  Research and development                           211,824         363,144
                                                ------------     -----------
                                                   1,086,142       1,315,164
                                                ------------     -----------

INCOME (LOSS) FROM OPERATIONS                       (449,797)        265,712
                                                ------------     -----------

OTHER EXPENSE
  Interest expense                                    41,485         118,041
                                                ------------     -----------

INCOME (LOSS)  BEFORE INCOME TAXES                  (491,282)        147,671

INCOME TAX (BENEFIT) EXPENSE (Note 3)               (192,000)         58,000
                                                ------------     -----------

NET INCOME (LOSS)                               $   (299,282)    $    89,671
                                                ============     ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE          $      (0.05)    $      0.02
                                                ============     ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE        $      (0.05)    $      0.01
                                                ============     ===========


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                            5,488,601       5,425,104
                                                ============     ===========
  Diluted                                          5,488,601       6,064,129
                                                ============     ===========


   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2002 and 2001
                   ------------------------------------------

                                                                                2002                 2001
                                                                                ----                 ----
                                                                             (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ (299,282)          $    89,671
                                                                             -----------          -----------
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                140,657               97,394
    Inventory reserves                                                            25,869                7,774
    (Increase) decrease in assets:
      Accounts receivable                                                      1,616,113              537,295
      Inventory                                                                  750,861              743,912
      Prepaid expenses and other assets                                            2,059             (105,457)
      Refundable income taxes                                                    (98,109)                   -
    Increase (decrease) in liabilities:
      Accounts payable                                                           256,417           (2,635,752)
      Accrued expenses and taxes                                                (114,402)            (203,227)
      Unearned revenues                                                          147,138              (10,833)
                                                                             -----------          -----------
        Total adjustments                                                      2,726,603           (1,568,894)
                                                                             -----------          -----------
          Net cash provided by (used in) operating activities                  2,427,321           (1,479,223)
                                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                            (78,627)             (27,508)
                                                                             -----------          -----------
          Net cash used in investing activities                                  (78,627)             (27,508)
                                                                             -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                                (2,353,168)           1,487,092
  Principal payments on long-term debt                                           (33,334)             (38,459)
  Principal payments on capital lease obligation                                  (6,207)                   -
  Proceeds from stock options exercised                                            7,725               61,187
                                                                             -----------          -----------
          Net cash provided by (used in) financing activities                 (2,384,984)           1,509,820
                                                                             -----------          -----------

INCREASE IN CASH                                                                 (36,290)               3,089

CASH - Beginning of period                                                        72,237               35,873
                                                                             -----------          -----------

CASH - End of period                                                         $    35,947          $    38,962
                                                                             ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                                            $    32,243          $   152,500
                                                                             ===========          ===========

    Income taxes paid, net of refunds                                        $         -          $   213,000
                                                                             ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001. Interim results are not necessarily indicative of results for the full year.

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

                           PINNACLE DATA SYSTEMS, INC.

                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 2.   Summary of Significant Accounting Policies (continued)

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The adoption of this statement did not have a material impact on the financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The adoption of this statement did not have a material impact on the financial statements.

Note 3.   Income Taxes

          Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.   Operating Segments

          The "Other" column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.

                           PINNACLE DATA SYSTEMS, INC.

                                   (DBA PDSi)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 4.   Operating Segments (continued)

                                                       Quarter Ended March 31, 2002
                                              -----------------------------------------------
                                                 Product           Service
                                                  Sales             Sales            Other             Total
                                                  -----             -----            -----             -----
          Sales                               $  1,989,559      $  1,415,016      $        --      $  3,404,575
          Gross profit                             124,696           511,649                            636,345
          Operating earnings                      (354,780)          372,516         (467,533)         (449,797)
          Depreciation and
            amortization                            56,604            35,028           49,025           140,657
          Interest expense                              --                --           41,485            41,485
          Total assets                           3,523,756         1,908,082        1,446,686         6,878,524
          Capital expenditures                       7,263            25,568           45,796            78,627


                                                       Quarter Ended March 31, 2001
                                              -----------------------------------------------
                                                 Product           Service
                                                  Sales             Sales            Other             Total
                                                  -----             -----            -----             -----
          Sales                               $  6,254,842      $  1,270,641      $        --      $  7,525,483
          Gross profit                           1,294,072             6,804               --         1,300,876
          Operating earnings                       659,409           160,204         (553,901)          265,712
          Depreciation and
            amortization                            35,171            23,039           39,184            97,394
          Interest expense                              --                --          118,041           118,041
          Total assets                          11,872,119         1,661,099          719,462        14,252,680
          Capital expenditures                       2,007            15,814            9,687            27,508

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the three customers that make up approximately 66% of our revenue during the first quarter of 2002, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

We entered 2002 managing through the continued slowdown of the economy and capital spending that has significantly reduced the revenues from our products and shifting our focus and resources towards providing more repair and logistics services to more customers. When the economy spurs our markets into additional capital spending, we can, and will shift or add more resources to the development and marketing of products. In the meantime, many of our technicians who were building products are now repairing boards. Our product sales and support people have been trained in our service offerings and are actively working to win new OEM repair business.

Our focus is on growth in earnings for our shareholders, whether that is in products or services, and that may not necessarily equate to higher sales for the company in 2002. We are committed to a return to profitability in 2002. We started 2002 reducing our employee count by 10%, cutting contracted services and related fees to a minimum and economizing throughout the company. If our OEM customer orders continue at the current pace, additional cost reductions similar to these may be required to attain our goal of returning to profitability in 2002.

The following discussions and analyses are for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

SALES

Sales for the first quarter of 2002 and 2001 were as follows:

($ thousands)               First Quarter                 %
                       -----------------------
                        2002             2001          Change

Total company          $3,405           $7,525          -55%
Product                 1,990            6,255          -69%
Service                 1,415            1,271            9%


After record product sales in the first quarter of 2001, customers placed orders cautiously throughout the remainder of 2001 and that continued into the first quarter of 2002. Sales to the four largest product customers in the first quarter of 2001, representing about 78% of that quarter's product sales, were down 66% in the first quarter 2002 as demand for their products continued to lag.

In the first quarter of 2001, almost all service sales were to Sun. Revenue from Sun in the first quarter of 2001 included some temporary fulfillment and logistics services. In the fourth quarter of 2001, we began providing repair services to Hewlett-Packard (H-P) pursuant to a new agreement. The revenue in the first quarter of 2002 generated from the H-P agreement more than offset the decline in revenue from Sun resulting from the temporary programs. We expect revenue from the H-P agreement to increase to an annual run rate of between $3 million and $4 million in 2002. We do not believe the current economic conditions have significantly impacted on-going repair sales.

GROSS PROFIT

Gross profit for the first quarter of 2002 and 2001 was as follows:

($ thousands)             First Quarter
                      ----------------------         %
                       2002           2001         Change

Total company         $ 636          $1,581         -60%
Product                 125           1,294         -90%
Service                 512             287          78%

The gross profit margin percentages for 2001 and 2000 were as follows:

($ thousands)             First Quarter
                      ----------------------
                       2002           2001

Total company            19%             21%
Product                   6%             21%
Service                  36%             23%


For the first quarter of 2002, the decline in gross margin on product sales compared to 2001 was the result of lost volume leverage and economic pressure on pricing.

For the first quarter of 2002, the major factor in the increase of the gross profit margin on service sales was the replacement of low-margin fulfillment and logistics services provided to Sun in 2001 with higher-margin repair services provided to H-P in 2002.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A), RESEARCH AND DEVELOPMENT (R&D) AND INTEREST EXPENSES

SG&A, R&D and interest expenses for the first quarter of 2002 and 2001 were as follows:

($ thousands)             First Quarter
                      ----------------------         %
                       2002           2001         Change

SG&A expense          $  874         $  952          -8%
R&D expense              212            363         -42%
Interest expense          41            118         -65%
                      ------         ------
Total expense          1,128          1,433         -21%
                      ======         ======

In the first quarter of 2002, the decrease in SG&A expenses resulted primarily from workforce reductions, elimination of some discretionary expenses and the reduction of variable costs resulting from lower sales. R&D expenses also decreased as a result of workforce reductions made in response to the downturn in product revenue. A cost reduction program implemented in January 2002 is expected to continue new product development, but at a lower level, focusing on what are believed to be the highest potential opportunities with the highest probability of market success. It is also intended to return SG&A and R&D expenses to pre-2001 levels until sales and gross profit increases require and will cover the additional cost, or financing is obtained to fund additional growth opportunities.

In the first quarter of 2002, lower interest rates and decreased use of the credit line due to lower levels of inventory and receivables resulted in lower interest expense compared to the same quarter of 2001. Interest rates paid on the line of credit ranged from 3.90% to 4.75% in 2002, and from 7.15% to 8.65% in 2001.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first quarter of 2002 and 2001 was 39.1% and 39.3%, respectively.

Income/(loss) before taxes, income taxes (benefit) and net income/(loss) for the first quarter of 2002 and 2001were as follows:

($ thousands)                       First Quarter
                             ---------------------------
                                   2002       2001
Income/(loss) before
  income taxes                    ($491)     $ 148
Income taxes/(benefit)             (192)        58
Net income/(loss)                 ($299)     $  90


Earnings/(loss) per share for the first quarter of 2002 and 2001 were as follows:

($ thousands)                       First Quarter
                             ---------------------------
                                   2002       2001

Basic EPS                        ($0.05)     $0.02
Fully diluted EPS                ($0.05)     $0.01

Weighted average number of shares outstanding:

Basic                         5,488,601  5,425,104
Fully diluted                 5,488,601  6,064,129


Net income before taxes fell approximately $639,000 for the first quarter, compared to the first quarter of 2001. The change resulted from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the quarter is as follows:

($ thousands)               3/31/02          12/31/01     % Change
                          -----------      ------------  -----------

Accounts receivable       $    1,595       $    3,211        -50%
Inventory                      2,759            3,536        -22%
Other current assets           1,089            1,029          6%
                          ----------       ----------
Total                          5,443            7,776        -30%
                          ==========       ==========


A summary of changes in current liabilities for the quarter is as follows:

($ thousands)               3/31/02          12/31/01     % Change
                          -----------      ------------  -----------

Line of credit            $    2,018       $    4,372        -54%
Accounts payable          $      931       $      674         38%
Other current liab.       $      617       $      584          6%
                          ----------       ----------
Total                     $    3,566       $    5,630        -37%
                          ==========       ==========


During the first quarter of 2002, $2,427,321 of cash was generated by operating activities. Inventory was reduced by $750,861 and accounts receivable was reduced by $1,616,113. Net changes in prepaid expenses and other assets, refundable income taxes, accounts payable, accrued expenses and unearned revenue required $193,103 less of the cash generated by operations. The $750,861 reduction of inventory represents a decrease of over 20% of the inventory balance at December 31, 2001.

We used $78,627 of cash generated by operating activities over the quarter to purchase equipment, including computers and software.

We used $2,353,168 of cash generated by operating activities in the first quarter of 2002 to pay down the line of credit from $4,371,688 to $2,018,520, a decrease of 54%. The line of credit is the primary source of operational and non-operational funding.

The company maintains a bank line of credit with KeyBank National Association (KeyBank). The line is payable on demand and is collateralized by a "Blanket Lien" on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

On March 7, 2002, the terms of the bank line of credit with KeyBank were amended to reflect our near term borrowing needs and our credit risk as rated by KeyBank. The amount available under the line was reduced at the request of PDSi from $7,000,000 to $6,000,000. The interest rate has been increased from the prime rate less .85% to the prime rate. The line is due and renewable by July 31, 2002. The line of credit terms included financial performance covenants for the first two quarters of 2002. We met both covenants for the first quarter. However, our current projections indicate that we will be unable to meet one of the covenants for the second quarter. We are currently in discussions with KeyBank to modify the covenant. These discussions could result in a higher interest rate on the line of credit.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. That calculation represents the maximum amount that can be drawn on the line of credit. In the near term, that number is not expected to exceed $6,000,000. The unused capacity on the line (the excess of the borrowing base calculation over the amount drawn) was approximately $713,000 at March 31, 2002. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could severely impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2002 and 2001.

Additional financing will be needed to support the future growth plans of the company. The search for financing continues. However, economic factors have greatly decreased the availability and increased the cost of financing for our industry and hampered our progress in this area. The slowdown in product sales and our recent losses have shifted our focus to attaining additional service business and returning to profitability. As we make progress in these areas, and/or the demand for products returns, we expect to increase our efforts to obtain further financing. However, there is no assurance that there will be financing available at terms that are acceptable to us.

ACCOUNTING POLICIES

Our 10-KSB for the year ended December 31, 2001 included a discussion of our critical accounting policies which should be read in conjunction with the quarterly discussions contained in this Form 10-QSB.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)   Exhibits.

None.
-----

                  (B)   Reports on Form 8-K.

On March 25, 2002, the Company filed a Form 8-K to disclose that it had dismissed Hausser + Taylor LLP as its independent accountant.

On March 25, 2002, the Company filed a Form 8-K to disclose that it had selected Deloitte & Touche LLP as its independent accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         _______________________________________
                                         PINNACLE DATA SYSTEMS, INC.


Date May 15, 2002                        /s/ Michael R. Sayre
    -----------------------              ---------------------------------------
                                         Michael Sayre, Executive Vice President
                                         and Chief Financial Officer

Date May 15, 2002                        /s/ Thomas J. Carr
    -----------------------              ---------------------------------------
                                         Thomas J. Carr, Controller