Form 10QSB
period 2002-06-30
PINNACLE DATA SYSTEMS INC
filed 2002-08-13
CIK 1004608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
    1934
              For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from __________ to ________

              Commission file number: 0-28483
                                      -------


                           PINNACLE DATA SYSTEMS, INC.
     -----------------------------------------------------------------------
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

                      6600 Port Road, Groveport, Ohio 43125
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (614) 748-1150
                                 --------------
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,507,204 common shares, without par
                                          ------------------------------------
value, as of July 31, 2002.
--------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                 BALANCE SHEETS

                                                                           June 30,           December 31,
                                                                             2002                 2001
                                                                             ----                 ----
                                                                          (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                   $      66,289       $      72,237
  Accounts receivable, net of allowance for doubtful
   accounts of $15,000                                                       3,051,608           3,210,935
  Inventory                                                                  2,905,228           3,535,779
  Other prepaid expenses                                                       293,363             135,987
  Refundable income taxes                                                      196,538             372,687
  Deferred income taxes                                                        448,000             448,000
                                                                         -------------       -------------
                                                                             6,961,026           7,775,625
                                                                         -------------       -------------



PROPERTY AND EQUIPMENT
  Leasehold improvements                                                       218,843             215,689
  Furniture and fixtures                                                       327,333             316,106
  Computer equipment and related software                                    1,857,775           1,777,323
  Shop equipment                                                               416,153             410,999
  Vehicle                                                                       21,846              21,846
                                                                         -------------       -------------
                                                                             2,841,950           2,741,963
  Less accumulated depreciation and amortization                             1,567,611           1,295,975
                                                                         -------------       -------------
                                                                             1,274,339           1,445,988
                                                                         -------------       -------------


OTHER ASSETS                                                                    52,591              52,024
                                                                         -------------       -------------



                                                                         $   8,287,956       $   9,273,637
                                                                         =============       =============

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                                 BALANCE SHEETS

                                                                                  June 30,           December 31,
                                                                                    2002                 2001
                                                                                    ----                 ----
                                                                                (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Line of credit                                                               $   3,228,197       $     4,371,688
  Current portion of long-term debt                                                  100,000               133,333
  Current portion of capital lease obligation                                         24,827                24,827
  Accounts payable                                                                 1,228,092               674,179
  Accrued expenses:
    Wages and payroll taxes                                                          216,815               223,449
    Employee benefits                                                                119,765                59,593
    Other                                                                             57,439               134,756
  Unearned revenue                                                                     4,326                 7,991
                                                                               -------------       ---------------
                                                                                   4,979,461             5,629,816
                                                                               -------------       ---------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                                     -                33,334
  Capital lease obligation, less current portion                                      10,345                22,759
  Deferred income taxes                                                               42,000                42,000
                                                                               -------------       ---------------
                                                                                      52,345                98,093
                                                                               -------------       ---------------
                                                                                   5,031,806             5,727,909
                                                                               -------------       ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; 4,000,000 shares authorized;
   no shares issued or outstanding                                                         -                     -
  Common stock; no par value; 25,000,000 shares authorized;
   5,507,204 and 5,483,204 shares issued and outstanding, respectively             2,156,499             2,136,249
  Additional paid-in capital                                                         501,506               501,506
  Retained earnings                                                                  598,145               907,973
                                                                               -------------       ---------------
                                                                                   3,256,150             3,545,728
                                                                               -------------       ---------------

                                                                               $   8,287,956       $     9,273,637
                                                                               =============       ===============

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF OPERATIONS

                                                              For the Three Months Ended            For the Six Months Ended
                                                              June 30,          June 30,           June 30,            June 30,
                                                                2002              2001               2002               2001
                                                                ----              ----               ----               ----
                                                                     (unaudited)                            (unaudited)
                                                           --------------------------------     ----------------------------------
SALES
  Product sales                                            $   3,065,318     $    4,476,742     $    5,054,877     $    10,731,584
  Service sales                                                1,385,123          1,173,317          2,800,139           2,443,958
                                                           -------------     --------------     --------------     ---------------
                                                               4,450,441          5,650,059          7,855,016          13,175,542
                                                           -------------     --------------     --------------     ---------------

COST OF SALES
  Product sales                                                2,377,451          3,758,549          4,242,313           8,719,319
  Service sales                                                  951,213            873,234          1,854,580           1,857,071
                                                           -------------     --------------     --------------     ---------------
                                                               3,328,664          4,631,783          6,096,893          10,576,390
                                                           -------------     --------------     --------------     ---------------

GROSS PROFIT                                                   1,121,777          1,018,276          1,758,123           2,599,152
                                                           -------------     --------------     --------------     ---------------

OPERATING EXPENSES
  Selling, general and administrative                            917,622          1,063,124          1,791,940           2,015,143
  Research and development                                       193,458            395,487            405,282             758,631
                                                           -------------     --------------     --------------     ---------------
                                                               1,111,080          1,458,611          2,197,222           2,773,774
                                                           -------------     --------------     --------------     ---------------

INCOME/(LOSS) FROM OPERATIONS                                     10,697           (440,335)          (439,099)           (174,622)
                                                           -------------     --------------     --------------     ---------------

OTHER EXPENSE
  Interest expense                                                27,243            100,308             68,729             218,350
                                                           -------------     --------------     --------------     ---------------

LOSS  BEFORE INCOME TAXES                                        (16,546)          (540,643)          (507,828)           (392,972)

INCOME TAX BENEFIT (Note 3)                                       (6,000)          (212,000)          (198,000)           (154,000)
                                                           -------------     --------------     --------------     ---------------

NET LOSS                                                   $     (10,546)   $      (328,643)    $     (309,828)    $      (238,972)
                                                           =============    ===============     ==============     ===============

BASIC AND DILUTED LOSS
   PER COMMON SHARE                                        $           -    $         (0.06)    $        (0.06)    $         (0.04)
                                                           =============    ===============     ==============     ===============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic and diluted                                            5,503,440          5,462,193          5,496,005           5,443,396
                                                           =============    ===============     ==============     ===============

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                            STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2002 and 2001
                     ---------------------------------------

                                                                                2002                2001
                                                                                ----                ----
                                                                             (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $   (309,828)       $   (238,972)
                                                                             ------------        ------------
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                 278,269             198,136
    Provision for doubtful accounts                                                     -               1,500
    Inventory reserves                                                            382,820             171,830
    Provision for deferred taxes                                                        -            (144,000)
    (Increase) decrease in assets:
      Accounts receivable                                                         159,327           1,122,042
      Inventory                                                                   241,901           1,872,662
      Prepaid expenses and other assets                                          (157,376)           (154,554)
      Refundable income taxes                                                     176,149                   -
    Increase (decrease) in liabilities:
      Accounts payable                                                            553,913          (3,127,205)
      Accrued expenses and taxes                                                  (23,779)            109,342
      Unearned revenues                                                            (3,665)             93,015
                                                                             ------------        ------------
        Total adjustments                                                       1,607,559             142,768
                                                                             ------------        ------------
          Net cash provided by (used in) operating activities                   1,297,731             (96,204)
                                                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                            (101,357)           (114,075)
                                                                             ------------        ------------
          Net cash used in investing activities                                  (101,357)           (114,075)
                                                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                                 (1,143,491)            183,403
  Principal payments on long-term debt                                            (66,667)            (71,793)
  Principal payments on capital lease obligation                                  (12,414)                  -
  Proceeds from stock options exercised                                            20,250              97,437
                                                                             ------------        ------------
          Net cash provided by (used in) financing activities                  (1,202,322)            209,047
                                                                             ============        ============

   The accompanying notes are an integral part of these financial statements.

                           PINNACLE DATA SYSTEMS, INC.
                                   (DBA PDSi)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six Months Ended June 30, 2002 and 2001
                     ---------------------------------------

                                                  2002            2001
                                                  ----            ----

DECREASE IN CASH                                    (5,948)         (1,232)

CASH - Beginning of period                          72,237          35,873
                                               -----------    ------------

CASH - End of period                           $    66,289    $     34,641
                                               ===========    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                              $    68,494    $    223,236
                                               ===========    ============

    Income taxes paid, net of refunds          $         -    $    303,525
                                               ===========    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING TRANSACTIONS

    During 2002, the company capitalized
    $5,830 of inventory as computer
    equipment.


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

Note 2.           Summary of Significant Accounting Policies

                  The balance sheet as of June 30, 2002, the statements of operations for the three and six months ended June 30, 2002 and 2001, and the statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-KSB. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results for the full year.

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

                  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (December 31, 2002 for the Company). The standard rescinds FASB Statements No. 4, and 64 that deal with issues relating to the extinguishments of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No.145 will not have a significant effect on the Company's results of operations or its financial position.

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

                                                    Six Months Ended June 30, 2002
                                           ----------------------------------------------
                                               Product          Service
                                                Sales            Sales          Other              Total
                                                -----            -----          -----              -----
                  Sales                    $   5,054,877    $   2,800,139    $         -      $     7,855,016
                  Gross profit                   812,564          945,559              -            1,758,123
                  Operating earnings            (132,462)         613,216       (919,853)            (439,099)
                  Depreciation and
                    amortization                 111,208           69,013         98,048              278,269
                  Interest expense                     -                -         68,729               68,729
                  Total assets                 4,976,658        2,218,689      1,092,609            8,287,956
                  Capital expenditures            10,965           43,358         47,034              101,357

                                                    Six Months Ended June 30, 2001
                                           ----------------------------------------------
                                               Product          Service
                                                Sales            Sales          Other              Total
                                                -----            -----          -----              -----
                  Sales                    $  10,731,584    $   2,443,958    $         -      $    13,175,542
                  Gross profit                 2,012,265          586,887              -            2,599,152
                  Operating earnings             279,355          197,822       (651,799)            (174,622)
                  Depreciation and
                    amortization                  70,571           46,489         81,076              198,136
                  Interest expense                     -                -        218,350              218,350
                  Total assets                 9,931,114        1,472,453      1,146,771           12,550,338
                  Capital expenditures             7,756           58,647         47,672              114,075

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the four customers that make up approximately 70% of our revenue during the first six months of 2002, increased competition, any adverse change in Sun Microsystems' business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

The following discussions and analyses are for the quarter and six months ended June 30, 2002 compared to the quarter and six months ended June 30, 2001.

SALES

Sales for the second quarter and first six months of 2002 and 2001 were as follows:

($ thousands)             Second Quarter          %                Six Months           %
                       --------------------                   ------------------
                        2002          2001      Change         2002        2001       Change
Total company          $4,450        $5,650      -21%         $7,855     $13,176       -40%
Product                 3,065         4,477      -32%          5,055      10,732       -53%
Service                 1,385         1,173       18%          2,800       2,444        15%

While product sales in the second quarter of 2002 were lower compared to the same quarter of 2001, they rebounded by more than $1 million over the first quarter of 2002. Nearly all major product division customers increased their orders over the first quarter.

In the fourth quarter of 2001, we began providing repair services to Hewlett-Packard (H-P) pursuant to a new agreement. The revenue in the first six months of 2002 generated from the H-P agreement led to the increases in service revenue for both the second quarter and first six months of 2002 compared to 2001. We do not believe the current economic conditions have significantly impacted on-going repair sales.

GROSS PROFIT

Gross profit for the second quarter of 2002 and 2001 were as follows:

($ thousands)             Second Quarter          %                Six Months           %
                       --------------------                   ------------------
                        2002          2001      Change         2002        2001       Change
Total company          $1,122        $1,018       10%         $1,758     $2,599        -32%
Product                   688           718       -4%            812      2,012        -60%
Service                   434           300       45%            946        587         61%

The gross profit margin percentages for 2002 and 2001 were as follows:

($ thousands)             Second Quarter              Six Months
                       --------------------      ------------------
                        2002          2001        2002        2001
Total company           25%           18%         22%         20%
Product                 22%           16%         16%         19%
Service                 31%           26%         34%         24%

For the second quarter of 2002, the increase in gross margin on product sales compared to 2001 was the result of some declines in component costs and a more favorable mix of product shipments, which more than offset lost volume leverage resulting from lower sales. The decline in gross margin for the six months compared to 2001 resulted from the unfavorable volume leverage in the first quarter of 2002 when product sales were lower than at any time since 1999, while product sales in the first quarter of 2001 were at an all-time high.

For the first six months of 2002, major factors in the increase of the gross profit margin on service sales were the replacement of low-margin fulfillment and logistics services in 2001 with higher-margin repair services in 2002 and increased production efficiency.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A), RESEARCH AND DEVELOPMENT (R&D) AND INTEREST EXPENSES

SG&A, R&D and interest expenses for the second quarter and first six months of 2002 and 2001 were as follows:

($ thousands)             Second Quarter          %                Six Months           %
                       --------------------                   ------------------
                        2002          2001      Change         2002        2001       Change
SG&A expense           $  918        $1,063      -14%         $1,792     $2,015        -11%
R&D expense               193        $  396      -51%            405        759        -47%
Interest expense           27        $  100      -73%             69        218        -69%
                       ------        ------                   ------     ------
Total expense          $1,138        $1,559      -27%         $2,266     $2,992        -24%
                       ======        ======                   ======     ======

In the second quarter and first six months of 2002, the decrease in SG&A expenses resulted primarily from workforce reductions and the elimination of some discretionary expenses in a cost reduction program implemented in January, 2002 as well as the reduction of variable costs resulting from lower sales. R&D expenses also decreased as a result of workforce reductions made in response to the downturn in product revenue. New product development continues, but at a lower level, focusing on what are believed to be the highest potential opportunities with the highest probability of market success.

In the second quarter and first six months of 2002, lower interest rates and decreased use of the credit line due to lower levels of inventory and receivables resulted in lower interest expense compared to the same periods of 2001. Interest rates paid on the line of credit ranged from 3.90% to 4.75% in 2002, and from 5.9% to 8.65% in 2001.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first six months of 2002 and 2001 was 39.0% and 39.2%, respectively.

Loss before taxes, income tax benefit and net loss for the second quarter and first six months of 2002 and 2001were as follows:

                                   Second Quarter               Six Months
                                  ---------------          -------------------
                                  2002       2001            2002         2001
($ thousands)
Income/(loss) before
  income taxes                    ($17)     ($541)         ($508)       ($393)
Income tax benefit                  (6)      (212)          (198)        (154)
                                  ----      -----          -----        -----
Net income/(loss)                 ($11)     ($329)         ($310)       ($239)
                                  ====      =====          =====        =====

Loss per share for the second quarter and first six months of 2002 and 2001were as follows:

                                                             Second Quarter                Six Months
                                                        ------------------------    -------------------------
                                                          2002           2001         2002          2001
Basic and diluted EPS                                      ($0.00)       ($0.06)       ($0.06)      ($0.04)

Weighted average number of shares outstanding:
Basic and diluted                                       5,503,440     5,462,193     5,496,005    5,443,396

The combination of higher service revenue, higher margins and lower expenses resulted in the net loss for the second quarter declining from $329,000 in 2001, to near break-even at $11,000 in 2002. Because the first quarter of 2001 had net income of $90,000, as opposed to the 2002 first quarter loss of $299,000, the net loss for the first six months of 2002 was greater than the loss for the same period of 2001 by $71,000.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the second quarter and six months is as follows:

($ thousands)              6/30/02       3/31/02     % Change            6/30/02       12/31/01    % Change
                           -------       -------                         -------       --------
Accounts receivable        $3,052         $1,595        91%              $3,052         $3,211        -5%
Inventory                   2,905          2,759         5%               2,905          3,536       -18%
Other current assets        1,004          1,089        -8%               1,004          1,029        -2%
                           ------         ------                         ------         ------
Total                      $6,961         $5,443        28%              $6,961         $7,776       -10%
                           ======         ======                         ======         ======

A summary of changes in current liabilities for the second quarter and six months is as follows:

($ thousands)              6/30/02       3/31/02     % Change            6/30/02       12/31/01    % Change
                           -------       -------                         -------       --------
Line of credit             $3,228         $2,018        60%              $3,228         $4,372       -26%
Accounts payable            1,228            931        32%               1,228            674        82%
Other current liab.           523            617       -15%                 523            584       -10%
                           ------         ------                         ------         ------
Total                      $4,979         $3,566        40%              $4,979         $5,630       -12%
                           ======         ======                         ======         ======

During the first six months of 2002, $1,298,000 of cash was generated by operating activities. Net income before depreciation, inventory reserves increases and non-cash transactions, was $351,000. Accounts receivable was reduced by $159,000. Not considering reserves, inventory decreased by $242,000. Income tax refunds received exceeded new refundable income accruals by $176,000. In addition, accounts payable increased by $554,000.

For the first six months of 2002, we used $101,000 of cash generated by operating activities to purchase equipment, including computers and software.

In addition to purchasing new equipment, we used the cash generated by operating activities to pay down our bank line of credit by $1,143,000, and our bank term loan and capital lease by $79,000. The line of credit is the primary source of operational and non-operational funding.

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

On March 7, 2002, the terms of the bank line of credit with KeyBank were amended to reflect our near term borrowing needs and our credit risk as rated by KeyBank. The amount available under the line was reduced at the request of PDSi from $7,000,000 to $6,000,000. The interest rate was increased from the prime rate less 0.85% to the prime rate. The line was temporarily extended through July 31, 2002. The line of credit terms included financial performance covenants for the first two quarters of 2002. We met both covenants for the first quarter. However, we were unable to meet one of the covenants for the second quarter. Consequently, on June 25, 2002, Key Bank granted us a waiver of the failed covenant. On July 31, 2002, the line of credit was renewed until May 15, 2003 and new terms were also negotiated with new financial covenants. Positive cash flow from the first quarter, approaching profitability in the second quarter and reduced capital needs on the product side of the business until the economy improves have reduced our need for a $6 million line through at least the end of 2002. The amount available under the line was therefore reduced from $6,000,000 to $4,000,000. The interest rate was increased from the prime rate to the prime rate plus 0.25%. Should our working capital needs change significantly in the near future, short term notes may be used to finance those needs or the line may be renegotiated and increased by the bank.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. That calculation represents the maximum amount that can be drawn on the line of credit. In the near term, that number is not expected to exceed $4,000,000. The unused capacity on the line (the excess of the borrowing base calculation over the amount drawn) was approximately $772,000 at June 30, 2002. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could severely impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           Exhibit 99.1 Certification of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the Quarter Ended June 30, 2002.

                           Exhibit 99.2 Certification of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the Quarter Ended June 30, 2002.

                  (B)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     _______________________________________
                                         PINNACLE DATA SYSTEMS, INC.


Date: August 13, 2002                /s/ Michael R. Sayre
      ---------------------          ---------------------------------------
                                     Michael Sayre, Executive Vice President
                                     and Chief Financial Officer

Date: August 13, 2002                /s/ Thomas J. Carr
      ---------------------          -----------------------------------
                                     Thomas J. Carr, Controller