Form 10QSB
period 2002-09-28
PINNACLE DATA SYSTEMS INC
filed 2002-11-12
CIK 1004608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from to

Commission file number: 0-28483

PINNACLE DATA SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1263732
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6600 Port Road, Groveport, Ohio 43125
(Address of principal executive offices)

(614) 748-1150
(Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date                                  5,513,870 common shares, without par value, as of October 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

BALANCE SHEETS

	September 28, 2002	December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$265,243	$72,237
Accounts receivable, net of allowance for doubtful
accounts of $15,000	2,156,801	3,210,935
Inventory	2,468,534	3,535,779
Other prepaid expenses	306,626	135,987
Refundable income taxes	68,993	372,687
Deferred income taxes	448,000	448,000

	5,714,197	7,775,625

PROPERTY AND EQUIPMENT
Leasehold improvements	218,844	215,689
Furniture and fixtures	329,921	316,106
Computer equipment and related software	1,996,018	1,777,323
Shop equipment	420,341	410,999
Vehicle	—	21,846

	2,965,124	2,741,963
Less accumulated depreciation and amortization	1,669,168	1,295,975

	1,295,956	1,445,988

OTHER ASSETS	49,074	52,024

	$7,059,227	$9,273,637

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

BALANCE SHEETS

	September 28, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$2,197,607	$4,371,688
Current portion of long-term debt	66,667	133,333
Current portion of capital lease obligation	24,827	24,827
Accounts payable	756,505	674,179
Accrued expenses:
Wages and payroll taxes	298,150	223,449
Employee benefits	130,602	59,593
Other	79,722	134,756
Unearned revenue	8,120	7,991

	3,562,200	5,629,816

LONG-TERM LIABILITIES
Long-term debt, less current portion	—	33,334
Capital lease obligation, less current portion	4,139	22,759
Deferred income taxes	42,000	42,000

	46,139	98,093

	3,608,339	5,727,909

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock; no par value; 4,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized;
5,513,870 and 5,483,204 shares issued and outstanding, respectively	2,156,499	2,136,249
Additional paid-in capital	501,506	501,506
Retained earnings	792,883	907,973

	3,450,888	3,545,728

	$7,059,227	$9,273,637

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
	(unaudited)		(unaudited)
SALES
Product sales	$2,839,846	$3,456,665	$7,894,723	$14,188,248
Service sales	1,673,546	908,142	4,473,685	3,352,100

	4,513,392	4,364,807	12,368,408	17,540,348

COST OF SALES
Product sales	1,930,260	2,924,403	6,172,573	11,643,721
Service sales	964,426	623,219	2,819,006	2,480,291

	2,894,686	3,547,622	8,991,579	14,124,012

GROSS PROFIT	1,618,706	817,185	3,376,829	3,416,336

OPERATING EXPENSES
Selling, general and administrative	1,101,749	1,047,844	2,893,689	3,062,987
Research and development	167,521	269,050	572,803	1,027,680

	1,269,270	1,316,894	3,466,492	4,090,667

INCOME/(LOSS) FROM OPERATIONS	349,436	(499,709)	(89,663)	(674,331)
OTHER INCOME/(EXPENSE)
Interest expense	(31,698)	(81,074)	(100,427)	(299,423)
Other income	8,000	—	8,000	—

	(23,698)	(81,074)	(92,427)	(299,423)

INCOME/(LOSS) BEFORE INCOME TAXES	325,738	(580,783)	(182,090)	(973,754)
INCOME TAX EXPENSE/(BENEFIT) (Note 3)	131,000	(223,000)	(67,000)	(377,000)

NET INCOME/(LOSS)	$194,738	$(357,783)	$(115,090)	$(596,754)

BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(0.07)	$(0.02)	$(0.11)

DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(0.07)	$(0.02)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,508,523	5,473,875	5,500,119	5,454,450

Diluted	5,541,099	5,473,875	5,500,119	5,454,450

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

STATEMENTS OF CASH FLOWS

Nine Months Ended September 28, 2002 and September 29, 2001

	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(115,090)	$(596,754)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	405,188	293,704
Provision for doubtful accounts	—	7,000
Inventory reserves	510,789	247,453
Provision for deferred taxes	—	(144,000)
Gain on disposal of assets	(8,000)	—
(Increase) decrease in assets:
Accounts receivable	1,054,134	2,409,931
Inventory	421,016	3,118,233
Prepaid expenses and other assets	(170,639)	(536,063)
Refundable income taxes	303,694	—
Increase (decrease) in liabilities:
Accounts payable	82,326	(4,167,731)
Accrued expenses and taxes	90,676	(119,409)
Unearned revenues	129	1,865

Total adjustments	2,689,313	1,110,983

Net cash provided by (used in) operating activities	2,574,223	514,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(116,766)	(140,419)
Proceeds from sale of property and equipment	8,000	—

Net cash used in investing activities	(108,766)	(140,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,174,081)	(379,848)
Principal payments on long-term debt	(100,000)	(105,126)
Principal payments on capital lease obligation	(18,620)	—
Proceeds from stock options exercised	20,250	100,687

Net cash provided by (used in) financing activities	(2,272,451)	(384,287)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 28, 2002 and September 29, 2001

	2002	2001
INCREASE/(DECREASE) IN CASH	193,006	(10,477)
CASH—Beginning of period	72,237	35,873

CASH—End of period	$265,243	$25,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$93,087	$288,653

Income taxes paid, net of refunds	$—	$304,321

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING TRANSACTIONS
During 2002, the company capitalized $136,227 of inventory as computer equipment.

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

Note 2.    Summary of Significant Accounting Policies

The balance sheet as of September 28, 2002, the statements of operations for the three and nine months ended September 28, 2002 and September 29, 2001, and the statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2001 annual report on Form 10-KSB. The results of operations for the periods ended September 28, 2002 are not necessarily indicative of the results for the full year.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The adoption of this statement did not have a material impact on the financial statements.

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2.    Summary of Significant Accounting Policies (continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” While this statement supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to Be Disposed Of” it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The adoption of this statement did not have a material impact on the financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” will be effective for fiscal years beginning after May 15, 2002 (December 31, 2002 for the Company). The standard rescinds FASB Statements No. 4, and 64 that deal with issues relating to the extinguishments of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, “Accounting for Leases,” so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 will not have a significant effect on the Company’s results of operations or its financial position.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” will be effective for exit or disposal activities that are initiated after December 31, 2002. The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 will not have a significant effect on the Company’s results of operations or its financial position.

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.    Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.    Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.

	Nine Months Ended September 28, 2002
	Product Sales	Service Sales	Other	Total
Sales	$7,894,723	$4,473,685	—	$12,368,408
Gross profit	1,722,150	1,654,679	—	3,376,829
Operating earnings	343,693	1,039,925	(1,473,281)	(89,663)
Depreciation and amortization	163,543	99,841	141,804	405,188
Interest expense	—	—	100,427	100,427
Total assets	3,038,456	2,202,837	1,817,934	7,059,227
Capital expenditures	12,060	46,753	57,953	116,766

PINNACLE DATA SYSTEMS, INC.
(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.    Operating Segments (continued)

	Nine Months Ended September 29, 2001
	Product Sales	Service Sales	Other	Total
Sales	14,188,248	$3,352,100	—	$17,540,348
Gross profit	2,544,527	871,809	—	3,416,336
Operating earnings	501,982	511,698	(1,688,011)	(674,331)
Depreciation and amortization	141,349	93,936	58,419	293,704
Interest expense	—	—	299,423	299,423
Total assets	7,373,412	1,636,739	1,228,643	10,238,794
Capital expenditures	13,680	75,442	51,297	140,419

Two segments were reported on form 10-QSB for Service in the first three quarters of 2001, Repair and Other service. For this 10-QSB, for the nine months ended September 28, 2002, the two segments are combined, as in prior years, under Service. The Company does not believe the additional breakdown of the Service segment provided significant additional insight into the Company’s operations for the readers of these financial statements. Certain amounts for the year 2001 have been reclassified to conform with the 2002 presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, any adverse change in Sun Microsystems’ business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

The following discussions and analyses are for the quarter and nine months ended September 28, 2002 compared to the quarter and nine months ended September 29, 2001.

SALES

Sales for the third quarter and first nine months of 2002 and 2001 were as follows:

($ thousands)	Third Quarter		%	Nine Months		%
	2002	2001	Change	2002	2001	Change
Total company	$4,513	$4,365	3%	$12,368	$17,540	-29%
Product	2,840	3,457	-18%	7,895	14,188	-44%
Service	1,673	908	84%	4,473	3,352	33%

Product sales for the third quarter and first nine months of 2002 were significantly lower compared to the same periods of 2001. Our major product division customers continue to invest cautiously in inventory while they await an upturn in their markets. We see few signs of a recovery in our customer’s capital spending in the near-term, and anticipate product sales in the fourth quarter of 2002 to be the lowest of any quarter of the year.

In the fourth quarter of 2001, we began providing repair services to Hewlett-Packard (H-P) pursuant to a new agreement. The revenue in the first nine months of 2002 generated from the H-P agreement led to the increases in service revenue for both the third quarter and first nine months of 2002 compared to 2001. Based on the success of the initial program begun with H-P in 2001, we were awarded additional world-wide repair programs from H-P. The new programs started ramping up in the third quarter of 2002 and are expected to nearly double the annual revenue run rate of the initial H-P program.

For the first nine months of 2002, five of our customers generated sales of approximately $9,924,000, or 80% of our total sales.

GROSS PROFIT

Gross profit for the third quarter and first nine months of 2002 and 2001 were as follows:

($ thousands)	Third Quarter		%	Nine Months		%
	2002	2001	Change	2002	2001	Change
Total company	$1,619	$817	98%	$3,377	$3,416	-1%
Product	910	532	71%	1,722	2,544	-32%
Service	709	285	149%	1,655	872	90%

The gross profit margin percentages for 2002 and 2001 were as follows:

($ thousands)	Third Quarter		Nine Months
	2002	2001	2002	2001
Total company	36%	19%	27%	19%
Product	32%	15%	22%	18%
Service	42%	31%	37%	26%

Improvements in the gross profit margin of both product and service sales resulted in the overall gross profit margin in the third quarter of 2002 nearly doubling the margin of the third quarter of 2001.

For the third quarter and first nine months of 2002, the increase in gross profit margin percentages on product sales compared to 2001 were the result of a more favorable mix of product shipments, specific cost reduction efforts and some volume purchasing improvements, which more than offset lost volume leverage resulting from the sales declines.

The increase in the gross profit margin percentages on service sales in the third quarter of 2002 was due to the mix of products being repaired and the increased leverage on fixed costs. For the first nine months of 2002, major factors in the increase of the gross profit margin percentage on service sales were the replacement of low-margin fulfillment and logistics services in 2001 with higher-margin repair services in 2002 and increased efficiency.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A), RESEARCH AND DEVELOPMENT (R&D) AND INTEREST EXPENSES

SG&A, R&D and interest expenses for the third quarter and first nine months of 2002 and 2001 were as follows:

($ thousands)	Third Quarter		%	Nine Months		%
	2002	2001	Change	2002	2001	Change
SG&A expense	$1,102	$1,048	5%	$2,894	$3,063	-6%
R&D expense	167	$269	-38%	573	1,028	-44%
Interest expense	32	$81	-60%	100	299	-67%

Total expense	$1,301	$1,398	-7%	$3,567	$4,390	-19%

In the third quarter and first nine months of 2002, the decrease in the combination of SG&A and R&D expenses resulted primarily from workforce reductions and the elimination of some discretionary expenses in a cost reduction program implemented in January, 2002. However, the decrease in the third quarter was slightly more than offset by increases in business development efforts to penetrate additional large service customer prospects and a gain-sharing program implemented during the year that was designed to get us back to profitability on a consistent basis and reward the contributions of our employees to help achieve and maintain profitability. R&D expenses also decreased as a result of the cost reduction program made in response to the downturn in product revenue. New product development continues, but at a lower level, focusing on what are believed to be the highest potential opportunities with the highest probability of market success.

In the third quarter and first nine months of 2002, lower interest rates and decreased use of the credit line due to lower levels of inventory and receivables resulted in lower interest expense compared to the same periods of 2001. Interest rates paid on the line of credit ranged from 3.9% to 5.0% in 2002, and from 5.15% to 8.65% in 2001. The average daily balance on the line of credit declined to $2.5 million over the first nine months of 2002 from $6.9 million over the same period in 2001.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first nine months of 2002 and 2001 was 36.8% and 38.7%, respectively.

Income/(loss) before taxes, income tax expense/(benefit) and net income/(loss) for the third quarter and first nine months of 2002 and 2001 were as follows:

($ thousands)	Third Quarter		Nine Months
	2002	2001	2002	2001
Income/(loss) before income taxes	$326	$(581)	$(182)	$(974)
Income tax expense/(benefit)	131	(223)	(67)	(377)

Net income/(loss)	$195	$(358)	$(115)	$(597)

Earnings/(loss) per share for the third quarter and first nine months of 2002 and 2001were as follows:

	Third Quarter		Nine Months
	2002	2001	2002	2001
Basic EPS	$0.04	$(0.07)	$(0.02)	$(0.11)
Diluted EPS	$0.04	$(0.07)	$(0.02)	$(0.11)
Weighted average number of shares outstanding:
Basic	5,508,523	5,473,875	5,500,119	5,454,450
Diluted	5,541,099	5,473,875	5,500,119	5,454,450

The combination of higher service revenue, higher margins on the changing mix of products and services and lower expenses resulted in a net profit for the third quarter of 2002 of $195,000 compared to a loss of $358,000 in 2001. The third quarter profit reduced the net loss for the year of 2002 to $115,000, compared to a loss for the first nine months of 2001 of $597,000, despite the decline in revenue from 2001 to 2002.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the third quarter and nine months is as follows:

($ thousands)	9/28/02	6/30/02	% Change	9/28/02	12/31/01	% Change
Accounts receivable	$2,157	$3,052	-29%	$2,157	$3,211	-33%
Inventory	2,469	2,905	-15%	2,469	3,536	-30%
Other current assets	1,088	1,004	8%	1,088	1,029	6%

Total	$5,714	$6,961	-18%	$5,714	$7,776	-27%

A summary of changes in current liabilities for the third quarter and nine months is as follows:

($ thousands)	9/28/02	6/30/02	% Change	9/28/02	12/31/01	% Change
Line of credit	$2,198	$3,228	-32%	$2,198	$4,372	-50%
Accounts payable	757	1,228	-38%	757	674	12%
Other current liab.	607	523	16%	607	584	4%

Total	$3,562	$4,979	-28%	$3,562	$5,630	-37%

During the first nine months of 2002, $2,574,000 of cash was generated by operating activities. Net income before depreciation, inventory reserves increases and other non-cash transactions, was $793,000. Additional cash was generated by reductions in accounts receivable of $1,054,000, in inventory of $421,000, and other current assets of $133,000, and by increases in current liabilities of $173,000.

For the first nine months of 2002, we used $117,000 of cash generated by operating activities to purchase equipment, including computers and software.

The remainder of the cash generated by operating activities was used to reduce debt, primarily the line of credit. We paid down our bank line of credit by $2,174,000. We also made scheduled payments on our bank term loan and capital lease of $119,000. The line of credit is the primary source of operational and non-operational funding. An additional $20,000 was generated by the exercise of employee stock options.

The company maintains a bank line of credit with KeyBank National Association (KeyBank). The line is payable on demand and is collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

On July 31, 2002, the bank line of credit was renewed until May 15, 2003 with new terms and new financial covenants. Positive cash flow from the first quarter, approaching profitability in the second quarter and reduced capital needs on the product side of the business until the economy improves have reduced our need for a $6 million line through at least the end of 2002. The maximum amount available under the line was therefore reduced from $6,000,000 to $4,000,000. The interest rate was increased from the prime rate to the prime rate plus 0.25%. Should our working capital needs change significantly in the near future, short term notes may be used to finance those needs or the line may be renegotiated and increased by the bank.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. That calculation represents the maximum amount that can be drawn on the line of credit. In the near term, that number is not expected to exceed $4,000,000. The unused capacity on the line (the excess of the borrowing base calculation over the amount drawn) was approximately $830,000 at September 28, 2002. This was the highest level of availability on the line in over a year. We were in compliance with all covenants of the line for the quarter ended September 28, 2002.

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

Item 3.    Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of John D. Bair, the Chief Executive Officer of the Company, and Michael R. Sayre, the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(A)    Listing of Exhibits.  The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(k)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(o)	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(p)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(q)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

(B) Reports	on Form 8-K.

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC. /s/ Michael R. Sayre
Date: November 12, 2002	Michael R. Sayre, Executive Vice President and Chief Financial Officer

Date: November 12, 2002	/s/ Thomas J. Carr
Thomas J. Carr, Controller

CERTIFICATIONS

I, John D. Bair, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Pinnacle Data Systems, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ John D. Bair
Chief Executive Officer

I, Michael R. Sayre, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Pinnacle Data Systems, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ Michael R. Sayre
Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
OF QUARTERLY REPORT ON FORM 10-QSB
OF PINNACLE DATA SYSTEMS, INC.
FOR THE QUARTER ENDED SEPTEMBER 28, 2002

The undersigned is the Chief Executive Officer of Pinnacle Data Systems, Inc. (the “Issuer”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-QSB of the Issuer for the quarterly period ended September 28, 2002.

I, John D. Bair, certify that the Quarterly Report on Form 10-QSB for the period ended September 28, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This certification is executed as of November 12, 2002.

/s/ John D. Bair
Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
OF QUARTERLY REPORT ON FORM 10-QSB
OF PINNACLE DATA SYSTEMS, INC.
FOR THE QUARTER ENDED SEPTEMBER 28, 2002

The undersigned is the Chief Financial Officer of Pinnacle Data Systems, Inc. (the “Issuer”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-QSB of the Issuer for the quarterly period ended September 28, 2002.

I, Michael R. Sayre, certify that the Quarterly Report on Form 10-QSB for the period ended September 28, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This certification is executed as of November 12, 2002.

/s/ Michael R. Sayre
Chief Financial Officer