Form 10KSB
period 2002-12-31
PINNACLE DATA SYSTEMS INC
filed 2003-03-28
CIK 1004608

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-16103

PINNACLE DATA SYSTEMS, INC.

(Exact name of small business issuer in its charter)

Ohio	31-1263732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 Port Road, Groveport, Ohio	43125
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (614) 748-1150

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State Issuer’s revenues for its most recent fiscal year. $15,673,728

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of March 7, 2003, was $4,354,375.

On March 7, 2003, the Issuer had outstanding 5,518,870 common shares without par value, which is the Issuer’s only class of common equity.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

-i-

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. Portions of this Annual Report on Form 10-KSB (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions, among others, identify “forward-looking statements”, which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are described in Item 6 of this Form 10-KSB. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Description of Business

Business Development

Pinnacle Data Systems, Inc. (“PDSi”) is a corporation incorporated under the laws of the State of Ohio in March 1989.

Business of Issuer

We provide technical services and solutions to global original equipment manufacturers (“OEMs”) in high technology industries utilizing leading-edge electronics in their products, including computers and peripherals, digital-imaging, process-control and telecommunications equipment. Our business model is a foundation of customer-acclaimed repair and logistics programs (“services”) that support the development and sale of high-potential PDSi-engineered and manufactured embedded hardware solutions for specific customers and niche-industry applications (“products”). During 2002, we reported revenue of $15.7 million, a near-breakeven net loss of $19,000, and total assets of $7.0 million. Approximately 56% of our 2002 revenue was generated from product sales and 44% was generated from services.

Our products are custom-designed to meet specific customer or niche-industry requirements that cannot be met by off-the-shelf products. Our products are sold to OEMs and are typically resold by those OEMs to end-users as components integrated into the OEMs’ products. Our products are normally the result of our helping OEMs design, engineer, manufacture, assemble, modify, and/or integrate computer systems or components to fit their specific application needs. Initially, we may get paid for the development of our products, then we get paid to produce and ship them to the OEM, followed by payment for servicing the products after their initial warranty expires. Many of our products are based on the high performance computer processing technologies of Sun Microsystems, Inc. (“Sun”) and Intel Corporation (“Intel”), two of the world’s largest producers of computer components and systems. We combine their products and other vendor off-the-shelf computer components or peripherals with technologies that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered components and software, into our finished products. The composition of one of our products may include 50% Sun or Intel content, combined with 20% of other vendor off-the-shelf peripheral products such as power supplies and disk storage, with another 30% made up of the products we design, develop and produce, or purchase and modify. These percentages vary from product to product. By leveraging our expertise and experience in engineering and integrating our internally developed products with Sun, Intel and other vendors’ technologies, we are able to offer product solutions with minimal product design and engineering costs. We are a SunSoft Master Distributor authorized to provide its customers with the right to use Solaris, Sun’s UNIX operating system. We are an authorized Intel Product Dealer and are licensed by Microsoft to distribute embedded Microsoft operating systems. See “Products.”

We offer complete service and support for several OEMs’ products, as well as our own, including testing, repair, logistics, and product end-of-life management services. We provide depot testing and repair services for advanced technology systems, printed circuit board assemblies, and other computer peripherals and components, where the damaged or malfunctioning equipment is sent to our “depot” location, centrally-located in a foreign trade zone next to an air freight hub, for testing and repair. Our highest volume testing and repair is performed on complex printed circuit boards and data storage handling equipment for Hewlett-Packard Company (“H-P”) and Sun. Our repair capabilities are extensive. We also manage “advanced-exchange” repair programs, in which we send out a replacement part from the OEM’s inventory stocked at our facility, overnight when necessary, and receive the damaged or malfunctioning part back for testing, repair and replacement in inventory, usually within a few days. For our largest OEM customers, including H-P and Sun, we maintain and share online information management systems that seamlessly connect our two companies and give us the appearance of being “just” another location of the OEM. Additional revenue is generated from the sale of spare parts and components. Our end-of-life product management service allows our customers to maximize their investment in technology by providing continued support for products no longer supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and re-certification charges required to integrate new technology into their products. For example, many of our customers’ products include Sun or Intel components. When Sun or Intel stop manufacturing those components, OEMs are left with few alternative sources for parts needed to continue building or repairing their products. We can provide the parts, purchased from a number of available sources, either new or refurbished. See “Services.”

We consider our product and service segments to be complementary. The new product development we offer keeps our engineers and service technicians on the forefront of technologies being sold that generate new service opportunities. The services we offer provide a competitive advantage in selling our products since the entire infrastructure is already in place to provide service and support before and after the sale.

New Products and Services

During 2002, we publicly announced a number of new services, products and relationships. The current status of each is as follows:

Alcatel Multi-Year Contract for Intelligent Network Servers – Under this four-year agreement with Alcatel to provide PDSi’s TS1000 multi-processor telecommunications server as a strategic part of Alcatel’s Intelligent Network product line, sales exceeded $1.2 million in 2002 with additional units expected for shipment in 2003.

BlueSwitch-500 – While trial units of this next-generation telecommunications-grade blade server (all of the components of the server are built onto one printed circuit board) have been shipped, there are no outstanding production orders for this telecommunications targeted product. However, the development effort behind this technology has been recognized and leveraged into a number of specific customer product trials, one resulting in a contract that represents potentially significant revenue over the next 3-5 years with a global manufacturer of copying and publishing (digital-imaging) equipment. Production orders for some of the other trial products are expected in 2003.

NCR Worldwide Depot Repair and Logistics Contract – In the initial logistics program, we stock a limited number of components at over 75 NCR remote stocking service locations in the United States, Canada and Europe.

RAMiX and PDSi Gigabit Ethernet PICMG 2.16 Switched Blade Server System - The partnership with RAMiX Inc. to market this system into the telecommunications market continues. Due to the prolonged decline in capital spending for telecommunications equipment, our sales efforts have been diverted to products and services with higher revenue potential at this time.

PDSi Global Field Service Agreement with NCR – This agreement for NCR to provide field service for PDSi products worldwide is for new products only and is expected to be a very desirable service option for global customers of our products in the future.

Additional Service Programs with Hewlett-Packard Company – These programs were successfully implemented in the fourth quarter and are generating revenues at the levels expected.

OEM Technology Partner (“OTP”) Agreement with Sun – This program is an expanded version of Sun’s predecessor Master Value-Added Integrator (“MVAI”) Program, in which Sun’s sales force presents custom solutions developed by their OTPs when off-the-shelf products will not entirely fill the customer’s need. This agreement has resulted in a number of new product trials expected to develop into production orders in 2003.

Competition

Competition for our custom-designed products comes from two primary sources: (1) other electronic contract manufacturing companies (“ECMs”) that provide similar design and manufacturing services, (2) less expensive off-the-shelf products in which there is a cost-benefit trade-off decision to be made by the customer.

We market our customization services and customized products to specific customers and niche-industries. This reduces competition from larger ECMs (Flextronics, Solectron, Plexus and others) because of the costs involved for them to run the smaller manufacturing volumes typical of these orders. We believe we differentiate ourselves from other competitors through the strength of our close relationships with our very large OEM partners (Sun, H-P, Alcatel and others), our ability to offer and deliver complete turnkey product/service solutions in relatively short development cycles, our unique product set and our full service-after-the-sale offering. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market products.

The primary competitive factors in the electronic equipment service industry are price, quality and scope of services (based on in-house technical expertise). We compete with the in-house repair centers of OEMs, Third Party Maintenance providers (“TPMs”), ECMs and other independent depot repair organizations similar to ours. We believe we differentiate ourselves by offering complete packaged solutions backed up by a broad scope of repair and logistics service offerings (a “one-stop shop”) and experience with very large and well-known OEM customers, flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, and offering the most cost-effective solutions to fulfill their service needs. Many of our competitors have significantly greater manufacturing, financial, technical and marketing resources with which to compete for electronic equipment service business.

Suppliers

During 2002, approximately 40% of all inventory purchased was manufactured by or for Sun and was purchased directly from Sun or through Sun’s distribution channel. We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands.

Customers

A significant amount of our revenues comes from a relatively small number of customers who are generally very large organizations, individually with hundreds of millions to several billions of dollars in annual revenues. A major strategic focus in 2002 was, and continues to be, further broadening and diversifying our customer base for both products and services. In 2002, our customers included five Fortune Global 500 companies and three Fortune 1000 companies as listed by Fortune Magazine in July 2002. In 2001, our customers included only four Fortune Global 500 companies from Fortune’s 2001 lists. In 2002, our four largest customers generated about 70% of our total sales. In 2001, our four largest customers generated about 80% of our sales. In 2002, there were no customers generating over 25% of our total sales, while two customers each generated more than 25% of our total sales in 2001. In 2002, while the economy and capital spending continued to decline, four customers generated 82% of the product sales compared to five customers generating 88% of the product sales in 2001. Two major customers (H-P and Sun) generated 95% of the 2002 service sales, while only one (Sun) generated 86% of the 2001 service sales. Having such small numbers of customers generating the majority of our sales creates significant risk. If the sales generated by either of our top two service customers declined significantly, or if product sales to our current largest product customers continue to decline without additional service or product business to replace it, the results of our operations could be materially and adversely affected.

Patents and Trademarks

Since our products are based on existing technologies and custom-designed components generally developed under agreements with specific customers, the company currently owns no patents and has no patents pending.

Applications filed in 2001 for federal trade and service marks for “Pinnacle Data Systems” and the logo “PDSi” were published in the Official Gazette in 2002 with final approval expected in 2003.

License and Royalty Agreements

In November 2002, we entered into a Development, Distribution and Software License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products utilizing two Sun-developed software drivers to link our products to Sun computer systems. The license agreement is for a term of 18 months expiring in May 2004. The license is renewable by re-application. The license can also be terminated earlier for any reason or upon default by either party as defined in the Agreement. This license was obtained for current product trials and prospective future business.

In September 2002, we entered into an OEM Customer License Agreement for Embedded Systems with Microsoft Licensing, Inc. (“Microsoft”), pursuant to which we are licensed to embed binary copies of Microsoft operating systems (as delivered from Microsoft) in our products. The license agreement is for a term of one year expiring in September 2003. The license is renewable by re-application. The license can also be terminated earlier by Microsoft upon default by us as defined in the Agreement. This license was obtained for current product trials and prospective future business.

In August 2002, we were authorized by Sun to act as an OEM Technology Partner (“OTP”), pursuant to which we are authorized and licensed to buy Sun products at specific discount levels for the purpose of modifying them and/or integrating them into our products for resale to our OEM customers. This authorization can be terminated earlier without cause or upon default by either party as defined in the terms and conditions of the General Terms and iForce Business Terms exhibits attached to the OTP Letter of Authorization. In 2002, 99% of all product sales required this designation, or its predecessor, the Master Value-Added Integrator designation, to purchase, modify, integrate and resell Sun products as, or in, our products.

In April 2002, we entered into a Software and Documentation License Agreement with Intel, pursuant to which we are licensed to incorporate the Intel 82544 Gigabit Ethernet Controller into our BlueswitchTM and derivative products. The license can be terminated by Intel upon default by us as defined in the Agreement. This license was obtained for current product trials and prospective future business.

In July 2001, we entered into a Reference Design License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun ULTRSPARC IIe technology. Training and support fees amounting to $35,000 were paid in connection with the license. The license agreement is for an original term of three years expiring in July 2004. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. These products generated sales of approximately $99,000 in 2002 (approximately 1% of total product sales), but are expect to increase significantly in future years.

In December 1999, we entered into a Reference Design License Agreement with Sun Microelectronics (“SME”), a division of Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun CP1400 board technology. The license agreement is for an original term of seven years expiring in December 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. These products generated sales of approximately $704,000 in 2002 (approximately 8% of total product sales).

In May 1999, we entered into a Reference Design License Agreement with SME, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun AXmp technology. Training and support fees amounting to $40,000 were paid in connection with the license. The license agreement is for an original term of seven years expiring in May 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. These products generated sales of approximately $5.8 million in 2001 and $1.3 million in 2002 (approximately 32% and 14% of total product sales, respectively).

In October 1997, we entered into a Development and Manufacturing License Agreement with SME pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. The license agreement was for an original term of three years expiring in October 2000. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring October 2003. These products generated sales of approximately $1.8 million in 2001 and $1.4 million in 2002 (approximately 10% and 16% of total product sales, respectively).

In May 1994, we entered into a microprocessor platform design license agreement with Sun, acting through its SPARC Technology Business Division, pursuant to which we are licensed to develop, manufacture and sell products based upon and utilizing the Sun SPARC microprocessor technology. The technology of this license is utilized in customer projects that began prior to 1997. It has not been utilized in any new customer projects since 1996. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. A license fee in the amount of $35,000 was paid in full upon execution of the license. The license agreement was for an original term of seven years expiring in 2001. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring in 2003. These products generated sales of approximately $2.5 million in 2001 and $1.0 million in 2002 (approximately 14% and 11% of total product sales, respectively).

We have no outstanding royalty agreements.

Labor Contracts

None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be very good.

Government Approval of Principal Products or Services

Our principal products and services do not generally require government approval, although some of our OEM customers’ products do require government approval. For example, medical-imaging equipment for which we sell components to our customers may require Food and Drug Administration (“FDA”) approval. This may slow the introduction of our customers’ new products and sometimes extends the time period between successful customer trials and the resulting production orders. We consider this in our business planning. When required, we help our customers get government approval. We also help them prolong the life of their products to delay costly government approval processes.

Governmental Regulation Costs

No federal, state or local laws or regulations in existence or proposed are expected to materially impact our operations or financial position.

Research and Development

There are research and development expenses in connection with designing new products. During 2002 and 2001, we incurred approximately $681,000 and $1,368,000, respectively, for research and development. These expenses were not paid directly by our customers, but are typically recouped over time as part of the cost of the developed products sold to customers.

Environmental Compliance Costs

Certain facets of our operations involve the use of substances regulated under various federal, state and local laws governing the environment. The liability for environmental remediation and related costs can be significant, although the company has not incurred any to this date. Consequently, environmental costs and environmental regulations are not presently material to our operations or financial position. Similarly, no other federal, state or local laws or regulations are expected to materially impact our operations or financial position.

Employees

As of March 7, 2003, we had a total of 96 employees, 95 of whom were full-time.

Item 2. Description of Property

We lease approximately 113,000 square feet of office, warehouse, laboratory and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. We have the option to extend the term of the lease for an additional five years. The building is in good condition. While we believe that this current space is adequate for the foreseeable future, we have been granted an option to lease an additional 53,000 square feet of warehouse space in this building at the termination of the current lessor’s lease. See Item 6, Management Discussion and Analysis.

Our current policy is not to invest in real estate or interests in real estate. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information. Since September 7, 2000, our common stock has traded on the American Stock Exchange under the stock symbol “PNS.” Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during 2002 and 2001.

	Range of Sales Prices
	High	Low
Fiscal Year 2002
Fourth quarter (ended December 31)	$1.80	$0.60
Third quarter (ended September 30)	1.29	0.50
Second quarter (ended June 30)	1.50	0.51
First quarter (ended March 31)	1.85	1.00

Fiscal Year 2001
Fourth quarter (ended December 31)	$2.00	$1.06
Third quarter (ended September 30)	2.00	0.85
Second quarter (ended June 30)	3.50	1.75
First quarter (ended March 31)	5.13	2.60

(b) Holders. On March 7, 2003, there were 91 holders of record of the Shares. Most of the Shares not held by officers and directors are held in street name.

(c) Dividends. During the past five years, we have not paid cash dividends. Payments of dividends are within the discretion of our board of directors. However, under the terms of a loan agreement with a bank, we are prohibited from declaring or paying dividends to common shareholders and from redeeming stock from shareholders.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2002 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 1995 Stock Option Plan (the “Employee Plan”), the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Robert Ostrander, the stock option agreement, effective June 23, 1999 between Pinnacle Data Systems, Inc., and Robert Ostrander, and the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	1,154,650	$1.93	2,250,200
Equity compensation plans not approved by security holders (2)	114,000	$0.79	0

Total	1,268,650	$1.83	2,250,200

(1) Consists of the Employee Plan and the Director Plan.

(2) Consists of the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Robert Ostrander, and the stock option agreement, effective June 23, 1999 between Pinnacle Data Systems, Inc., and Robert Ostrander. The material features of these agreements are described below.

Each of the option agreements between the Company and Thomas O’Leary and the Company and Robert Ostrander grants the recipient options to purchase shares of the Company’s common stock for a period of 10 years from the date of the grant, although the option is not exercisable until the date that is one year from the date of the grant. The agreements each provide that if the recipient ceases to be a director of the Company for any reason other than death, the recipient has 90 days from the date of termination to exercise his option. In the event that the recipient ceases to be a director of the Company due to death, or if the recipient dies within 90 days of his termination as a director of the Company for any reason, the option may be exercised by the recipient’s representative within 1 year after the date of death.

The options granted pursuant to the agreements are not transferable other than by will or the laws of descent and distribution, and the number of options are subject to adjustment, on a proportionate basis, upon the occurrence of certain events relating to the Company’s capital structure. For example, the number of securities to be issued upon exercise of Mr. O’Leary and Mr. Ostrander’s options were adjusted upward as a result of the 2-for-1 stock split effective March 31, 2000 and the 2-for-1 stock split effective October 31, 2000.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This annual report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the four customers that made up approximately 70% of our revenue during 2002, increased competition, any adverse change in Sun Microsystems’ business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on this Form 10-KSB for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin would be adversely affected.

OVERVIEW

Pinnacle Data Systems, Inc. provides technical services and solutions to global original equipment manufacturers (“OEMs”) in high technology industries utilizing leading-edge electronics in their products, including computers and peripherals, digital-imaging, process-

control and telecommunications equipment. Our business model is a foundation of customer-acclaimed repair and logistics programs that supports the development and sale of high potential PDSi-engineered and manufactured embedded hardware solutions for specific customer and niche-industry applications. We offer a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Our improved performance in 2002 was a result of the Company’s strategic response to changing market conditions, which became evident in the second half of 2001. Over the past 18 months, we positioned the Company to return to profitability and resume growth by expanding and diversifying our customer base and by increasing our technological capabilities. The growth we achieved in our service business this year resulted not only in new customers, but also in a wider range of technical knowledge and experience that is helping and will continue to help us win additional service programs and develop new products in the future.

The continued postponement of capital spending in our markets challenged us to use our flexibility and creativity, not only in finding and servicing new customers, but also in finding ways to be more efficient and reduce costs. We started 2002 reducing our employee count by 10%, cutting contracted services and related fees to a minimum and economizing throughout the company. Many of our technicians originally deployed to build products were redeployed repairing boards. Our product sales and support people were trained in our service offerings and actively worked to win new OEM repair business.

We achieved our goals of returning to profitability and being prepared for future growth in 2002. Our focus is on immediate and long-term growth in earnings for our shareholders, whether that is in products or services, and that will not always equate to a bigger top line sales number for the company. When the economy turns and capital spending resumes, we look forward to more growth opportunities through customer and niche-industry product development and sales.

The following discussions and analyses are for the year ended December 31, 2002 compared to the year ended December 31, 2001.

SALES

Sales for 2002 and 2001 were as follows:

($ thousands)	Year		% Change
	2002	2001
Total company	$15,674	$22,672	-31%
Product	8,821	18,261	-52%
Service	6,853	4,411	55%

In 2002, our major product customers continued to invest cautiously in inventory while waiting for an upturn in their markets. Product sales for the year were the lowest since 1998. However,

a number of successful product trials in 2002 are expected to turn into production orders as growth in the economy and capital spending resume.

All-time quarterly and yearly service sales records were achieved in 2002. In late 2001, when it became evident that the decline in capital spending would continue well into 2002, we shifted resources to increasing service sales. The increase in service business came predominantly from Hewlett-Packard Company. In 2001, we began setting up for our first repair program for H-P. Based on the success of that initial program, we were awarded additional H-P worldwide repair programs in 2002. We were also successful in starting up a number of smaller programs with other new customers throughout the year.

GROSS PROFIT

Gross profit for 2002 and 2001 were as follows:

($ thousands)	Year		% Change
	2002	2001
Total company	$4,609	$4,420	4%
Product	1,848	3,419	-46%
Service	2,761	1,001	176%

The gross profit margin percentage for 2002 and 2001 were as follows:

	Year
	2002	2001
Total company	29%	19%
Product	21%	19%
Service	40%	23%

Improvement in the gross profit and the gross profit margin of service sales resulted in an increase in the overall gross margin for the Company in 2002.

In 2002, gross profit on product sales declined with sales volume. The gross profit margin percentage increased from 2001 as the result of a more favorable mix of product shipments, specific cost reduction efforts and some volume purchasing improvements.

The increase in the gross profit and the gross profit margin percentage on service sales in 2002 was due to startup costs of new programs in 2001, the mix of products being repaired, the increased leverage on fixed costs, specific cost reduction efforts and the replacement of low-margin fulfillment and logistics services in 2001 with higher-margin repair services in 2002.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A), RESEARCH AND DEVELOPMENT (R&D) AND INTEREST

EXPENSES

SG&A, R&D and interest expenses for 2002 and 2001 were as follows:

($ thousands)	Year		% Change
	2002	2001
SG&A expense	$3,819	$3,823	0%
R&D expense	681	1,368	-50%
Interest expense	128	352	-64%

Total expense	4,628	5,543	-17%

In 2002, the decreases in the combination of SG&A and R&D expenses resulted primarily from workforce reductions and the elimination of some discretionary expenses in a cost reduction program started in January 2002. Most of the cost reductions were made in the R&D area, with some accomplished by staff reduction. However, more cost reductions in R&D were made by reassigning the resources to new service program setups, other required administrative tasks and, at times, production to preserve our engineering capabilities. The reassignments generally replaced the costs reduced in other areas, like SG&A, where most of the staff reductions actually occurred. Some new product development has continued, but at a lower level, focusing on what are believed to be the highest potential opportunities with the highest probability of market success. General wages and 401K matching contributions were frozen in 2001 and continued to be suspended in 2002. However, management implemented a quarterly gain-sharing and bonus plan in 2002 as an incentive for all employees to help the Company return to profitability.

In 2002, lower interest rates and decreased use of the credit line due to lower levels of inventory and receivables resulted in lower interest expense compared to the same periods of 2001. Interest rates paid on the line of credit ranged from 3.90% to 5.00% in 2002, and from 3.90% to 8.65% in 2001. The average daily balance on the line of credit declined to $2.4 million in 2002 from $5.1 million in 2001.

INCOME TAXES AND NET LOSS

Loss before taxes, income taxes and net loss for 2002 and 2001 were as follows:

($ thousands)	Year		% Change
	2002	2001
Loss before income taxes	$(19)	$(1,123)	98%
Income taxes	—	(433)	-100%

Net loss	(19)	(690)	97%

Loss per share for 2002 and 2001 were as follows:

	Year		% Change
	2002	2001
Basic and fully diluted EPS	$(0.00)	$(0.13)	98%

Weighted average number of shares outstanding:
Basic and fully diluted	5,503,984	5,460,394

Net loss before taxes improved approximately $1.1 million for 2002 compared to 2001. The improvement resulted primarily from the execution of the strategy to shift resources to growing service sales that can have higher gross margins and to reduce overall operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for twelve months is as follows:

($ thousands)	12/31/02	12/31/01	% Change
Accounts receivable	$2,032	$3,211	-37%
Inventory	2,750	3,536	-22%
Other current assets	871	1,029	-15%

Total	5,653	7,776	-27%

A summary of changes in current liabilities for twelve months is as follows:

($ thousands)	12/31/02	12/31/01	% Change
Line of credit	$2,102	$4,372	-52%
Accounts payable	779	674	16%
Other current liab.	507	584	-13%

Total	3,388	5,630	-40%

During 2002, operating activities generated $2.5 million of cash. The reported net loss of $19,000 was net of non-cash charges to earnings for depreciation and amortization of $542,000 and for increases to inventory reserves of $603,000. The other major element was a reduction of accounts receivable of approximately $1.2 million.

For 2002, we used $2.3 million of cash generated by operating activities to pay down the line of credit from $4.4 million from $2.1 million.

The company maintains a bank line of credit with KeyBank National Association (“KeyBank”). The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

On July 31, 2002, the terms of the bank line of credit with KeyBank were amended to reflect the company’s near term borrowing needs and the company’s credit risk as rated by KeyBank. The amount available under the line was reduced from $6 million to $4 million and is due and renewable by May 15, 2003. The interest rate was increased from the prime rate to the prime rate plus 0.25%.

The borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. That calculation represents the maximum amount that can be drawn on the line of credit. In the near term, that number is not expected to exceed the $4 million limit on the line. The unused capacity on the line (the excess of the borrowing base calculation over the amount drawn) ranged from a high of $1.5 million at June 1, 2002 to a low of just under $500,000 at February 2, 2002. The unused capacity at December 31, 2002 was approximately $1.0 million. In the second quarter of 2002, we did not meet one of the covenants on the line of credit. Consequently, on June 25, 2002, Key Bank granted us a waiver of that covenant. We met all other covenants of the line throughout the year. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could severely impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

Additional financing will be needed to support the future growth plans of the company. The search for financing continues. However, economic factors have greatly decreased the availability and increased the cost of financing for our industry and hampered our progress in this area. The slowdown in product sales and our recent losses shifted our focus to attaining additional service business which requires less capital investment. As we continue to grow service sales and the demand for products returns, we expect to increase our efforts to obtain further financing.

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained herein. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2002 and 2001.

Item 7. Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

FINANCIAL REPORT

DECEMBER 31, 2002 AND 2001

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc. (dba PDSi)

Groveport, Ohio

Independent Auditors’ Report

We have audited the accompanying balance sheet of Pinnacle Data Systems, Inc. of December 31, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2001, were audited by other auditors whose report, dated February 5, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Columbus, Ohio

February 17, 2003

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc. (dba PDSi)

Columbus, Ohio

Independent Auditors’ Report

We have audited the accompanying balance sheet of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 2001, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. (dba PDSi) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HAUSSER + TAYLOR LLP

Columbus, Ohio

February 5, 2002

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS
CURRENT ASSETS
Cash	$35,705	$72,237
Accounts receivable, net of allowance for doubtful accounts of $15,000	2,032,211	3,210,935
Inventory (Note 1)	2,750,059	3,535,779
Other prepaid expenses	320,700	135,987
Refundable income taxes	—	372,687
Deferred income taxes (Note 8)	514,000	448,000

	5,652,675	7,775,625

PROPERTY AND EQUIPMENT (Notes 1 and 6)
Leasehold improvements	218,844	215,689
Furniture and fixtures	329,921	316,106
Computer equipment and related software	2,125,297	1,777,323
Shop equipment	462,803	410,999
Vehicle	—	21,846

	3,136,865	2,741,963
Less accumulated depreciation and amortization	1,802,371	1,295,975

	1,334,494	1,445,988

OTHER ASSETS
Deposits	21,885	21,885
License agreement, less accumulated amortization of $18,528 and $4,861, respectively	23,672	30,139

	45,557	52,024

	$7,032,726	$9,273,637

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit (Note 2)	$2,101,869	$4,371,688
Current portion of long-term debt (Note 3)	33,333	133,333
Current portion of capital lease obligation (Note 6)	22,759	24,827
Accounts payable	778,922	674,179
Accrued expenses:
Wages and payroll taxes	259,412	223,449
Employee benefits	65,694	59,593
Income taxes	20,962	—
Other	104,697	134,756
Unearned service revenue	—	7,991

	3,387,648	5,629,816

LONG-TERM LIABILITIES
Long-term debt, less current portion (Note 3)	—	33,334
Capital lease obligation, less current portion (Note 6)	—	22,759
Deferred income taxes (Note 8)	93,000	42,000

	93,000	98,093

	3,480,648	5,727,909

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, and 6)	—	—

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 and 10,000,000 shares authorized; 5,518,870 and 5,483,204 shares issued and outstanding, respectively	2,161,656	2,136,249
Additional paid-in capital	501,506	501,506
Retained earnings	888,916	907,973

	3,552,078	3,545,728

	$7,032,726	$9,273,637

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

	2002	2001
SALES
Product sales	$8,820,777	$18,260,973
Service sales	6,852,951	4,411,510

	15,673,728	22,672,483

COST OF SALES
Product sales	6,973,162	14,841,781
Service sales	4,091,828	3,410,915

	11,064,990	18,252,696

GROSS PROFIT	4,608,738	4,419,787

OPERATING EXPENSES
Selling, general and administrative	3,818,641	3,823,051
Research and development	681,468	1,368,151

	4,500,109	5,191,202

INCOME (LOSS) FROM OPERATIONS	108,629	(771,415)

OTHER EXPENSE
Interest expense	127,686	351,346

LOSS BEFORE INCOME TAXES	(19,057)	(1,122,761)
INCOME TAX BENEFIT (Note 8)	—	(433,000)

NET LOSS	$(19,057)	$(689,761)

BASIC AND DILUTED LOSS PER COMMON SHARE (Note 9)	$(0.00)	$(0.13)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended December 31, 2002 and 2001

	Common Stock
	Outstanding Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
BALANCE – December 31, 2000	5,394,504	$2,028,437	$497,506	$1,597,734	$4,123,677
Options and warrants exercised	88,700	107,812	—	—	107,812
Tax benefits from employee stock option plans	—	—	4,000	—	4,000
Net loss	—	—	—	(689,761)	(689,761)

BALANCE – December 31, 2001	5,483,204	2,136,249	501,506	907,973	3,545,728
Options and warrants exercised	35,666	25,407	—	—	25,407
Net loss	—	—	—	(19,057)	(19,057)

BALANCE – December 31, 2002	5,518,870	$2,161,656	$501,506	$888,916	$3,552,078

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,057)	$(689,761)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	542,389	430,307
Provision for doubtful accounts	—	7,000
Inventory reserves	603,333	455,996
Provision for deferred taxes	(15,000)	(200,000)
Tax benefit from employee stock option plans	—	4,000
Loss on disposal of property and equipment	(8,000)	—
(Increase) decrease in assets:
Accounts receivable	1,178,724	2,155,965
Inventory	(82,565)	4,227,225
Prepaid expenses and other assets	(191,913)	(5,289)
Refundable income taxes	393,649	(372,687)
Increase (decrease) in liabilities:
Accounts payable	104,743	(4,756,891)
Accrued expenses and taxes	12,005	(336,791)
Unearned revenues	(7,991)	(34,349)

Total adjustments	2,529,374	1,574,486

Net cash provided by operating activities	2,510,317	884,725

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(152,276)	(384,024)
Proceeds from sale of property and equipment	8,000	—

Net cash used in investing activities	(144,276)	(384,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,269,819)	(431,621)
Principal payments on long-term debt	(133,334)	(138,459)
Principal payments on capital lease obligation	(24,827)	(2,069)
Proceeds from stock options exercised	25,407	107,812

Net cash used in financing activities	(2,402,573)	(464,337)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2002 and 2001

	2002	2001
INCREASE (DECREASE) IN CASH	(36,532)	36,364
CASH – Beginning of year	72,237	35,873

CASH – End of year	$35,705	$72,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$128,072	$354,541

Income taxes paid, net of refunds	$—	$308,321

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
During 2002, the Company capitalized $264,952 of inventory as computer equipment.
During 2001, the company capitalized $298,925 of inventory as computer equipment.
During 2001, the Company entered into a capital lease to purchase equipment in the amount of $49,655.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A.	Nature of Business – Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides technical services and solutions to global original equipment manufacturers (OEMs) in high technology industries utilizing leading-edge electronics in their products, including computers and peripherals, digital-imaging, process-control and telecommunications equipment. PDSi’s business model is a foundation of customer-acclaimed repair and logistics programs that supports the development and sale of high potential PDSi-engineered and manufactured embedded hardware solutions for specific customer and niche-industry applications. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

B.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.	Fair Value of Financial Instruments – Carrying amounts of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value because of their short maturities. The Company’s line of credit and long-term debt approximate fair value as the interest rates on these obligations approximate the current prime rate.

D.	Concentration of Credit Risk – Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

For 2002, the Company had four customers that generated revenues of approximately $3,937,000, $2,859,000, $2,540,000, and $1,723,000 or 25%, 18%, 16% and 11%, respectively, of total revenue. In the statements of operations, approximately $6,477,000 of the revenues from these customers is included in service sales and $4,582,000 is included in product sales. In addition, these customers represented 54%, 6%, 6%, and 1%, respectively, of accounts receivable at December 31, 2002.

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

E.	Revenue Recognition – Revenue from product sales is recognized upon shipment to customers. Revenue from service sales is generally recognized as services are provided.

F.	Inventories – Inventories are valued at average cost, not in excess of market. Inventory at December 31, 2002 and 2001 was comprised of the following (net of inventory reserves):

	2002	2001
Component parts (raw materials)	$1,901,167	$1,991,862
Work-in-process	269,916	709,613
Finished goods	578,976	834,304

	$2,750,059	$3,535,779

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. The computer hardware industry is characterized by rapid technological advancement and change. In addition, during 2001, the economy and computer hardware industry weakened, a condition that continued in 2002. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated and if the current economic and industry conditions continue, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2002 and 2001, the Company has provided reserves of approximately $874,000 and $774,000, respectively, against the carrying value of inventory.

G.	Statement of Cash Flows – For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2002 or 2001.

H.	Property and Equipment – Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. The vehicle was depreciated over 3 years. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are being amortized over the shorter of useful life or remaining lease term. Depreciation and amortization expense amounted to $542,389 and $430,307 for the years ended December 31, 2002 and 2001, respectively.

I.	Advertising – All of the Company’s advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. The Company incurred approximately $12,000 and $4,000 in advertising costs in 2002 and 2001, respectively.

J.	Life Insurance – The Company has purchased, and is the beneficiary, of four term life insurance policies on key employees of the Company. The total amount of coverage at both December 31, 2002 and 2001 was $12,250,000.

K.	Stock-Based Compensation – The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value-based method, compensation cost is measured at the grant date based on the estimated fair value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma income and earnings (loss) per share are as follows for the year ended:

	2002	2001
Net loss – as reported	$(19,057)	$(689,761)
Net loss – pro forma	$(221,580)	$(1,193,446)
Basic and diluted loss per common share-as reported	$(.00)	$(.13)
Basic and diluted loss per common share-pro forma	$(.04)	$(.22)
Weighted-average fair value of options granted during the year	$0.87	$2.30

L.	Research and Development – Research and development costs are charged to operations when incurred and are itemized in operating expenses.

M.	Effects of Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires intangible assets with indefinite lives not to be amortized. Rather, they are to be tested for impairment annually, but intangible assets with finite lives are subject to amortization over their remaining useful lives. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 as of January 1, 2002 did not have a material effect on the Company’s operating results or financial position. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The adoption of SFAS No. 144 did not have a material effect on the Company’s operating results or financial position for the year ending December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure, Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year, however are not significant to the Company’s consolidated financial statements. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has no outstanding debt guarantees.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect the initial adoption of this accounting pronouncement will have a material impact on the Company’s consolidated financial statements.

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the costs of future exit or disposal activities over a period of time as opposed to a single event.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

N.	Reclassifications – Certain insignificant amounts for the year 2001 have been reclassified to conform with the 2002 presentation.

Note 2. Line of Credit

At December 31, 2002 and 2001, the Company had a bank line of credit with limits of $4,000,000 and $7,000,000, respectively, and with monthly interest payments at prime (4.25% at December 31, 2002 and 4.75% at December 31, 2001) plus 0.25% and minus 0.85%, respectively. The Company was obligated for funds drawn against this line of credit in the amount of $2,101,869 and $4,371,688 at December 31, 2002 and 2001, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. In addition, the agreement restricts the Company from paying cash dividends and from entering into additional debt agreements without prior consent of the bank.

On July 31, 2002, the terms of the bank line of credit with KeyBank were amended to reflect the company’s near term borrowing needs and the company’s credit risk as rated by KeyBank. The amount available under the line was reduced from $6,000,000 to $4,000,000 and is due and renewable by May 15, 2003. The unused capacity at December 31, 2002 was approximately $1,000,000. The interest rate was increased from the prime rate to the prime rate plus 0.25%.

Note 3. Long-Term Debt

Following is a summary of long-term debt at December 31:

	2002	2001
Note payable, interest of prime (4.25% and 4.75%, December 31, 2002 and 2001, respectively) minus .25% note payable in monthly installment s of $12,627 including interest through February 2003; collateralized by substantially all assets of the Company.	$33,333	$166,667

Less current portion	33,333	133,333

	$—	$33,334

Note 4. Stockholders’ Equity

A.	Authorized Common Shares – On May 23, 2001, the shareholders approved amendments to the Company’s Articles of Incorporation to increase the authorized number of common shares from 10,000,000 to 25,000,000.

B.	Preferred stock – On June 24, 2000, the shareholders authorized 4,000,000 preferred shares. None of these shares were issued or outstanding at December 31, 2002 or 2001.

Note 5. Stock Options and Warrants

The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan (the Plan) on December 19, 1995. Any employee who is granted a discretionary option upon vesting, may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company’s stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could have been granted under the plan, was 1,200,000 shares. Incentive options available under the plan must be granted by December 19, 2005. On February 16, 2000, the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 24, 2000, to increase the number of shares reserved for issuance pursuant to options to 2,400,000 common shares. Under the 1995 Stock Option Plan, 711,550 shares were reserved for future grants at December 31, 2002.

On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc., 2000 Director Stock Option Plan (Director Plan) which was subsequently approved by the shareholders on June 24, 2000. Under the Director Plan, 500,000 shares are reserved for issuance to Directors who are not employees of the Company (Outside Director). Any Outside Director who has been granted a discretionary option may upon vesting, purchase Company common stock over a ten-year period, at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors were made by entering into individual stock option agreements. Under the 2000 Director Stock Option Plan, 384,000 shares were reserved for future grants at December 31, 2002.

Although the Board of Directors has the authority to set other terms, the options are generally exercisable one year from the date of grant.

The following table is a summary of option activity:

Stock Option Plan

	2002		2001
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Employee Stock Option Agreements
Outstanding, beginning of year	1,158,650	$1.77	909,600	$1.64
Granted	8,550	0.99	290,250	2.28
Exercised	109,000	0.84	17,200	0.80
Forfeited	19,550	3.08	24,000	3.67

Outstanding, end of year	1,038,650	$1.84	1,158,650	$1.77

Exercise price range of options outstanding	$0.63 to $5.25		$0.63 to $5.25
Director Stock Option Agreements
Outstanding, beginning of year	230,000	$1.81	166,000	$1.48
Granted	—	—	80,000	2.35
Exercised	—	—	16,000	1.03
Forfeited	—	—	—	—

Outstanding, end of year	230,000	$1.81	230,000	$1.81

Exercise price range of options outstanding	$0.75 to $3.88		$0.75 to $3.88

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life (in years)	Weighted-average Exercise Price Per Share
$0.63 – 0.83	460,200	4.65	$0.75
$0.97 – 1.38	213,050	6.26	1.05
$1.50 – 2.06	75,500	8.52	1.85
$2.35 – 3.07	284,700	7.14	2.43
$3.88 – 5.25	235,200	7.17	3.93

Total	1,268,650	6.18	$1.83

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted-average Exercise Price Per Share
$0.63 – 0.83	460,200	$0.75
$0.97 – 1.38	204,500	1.05
$1.50 – 2.06	25,500	1.85
$2.35 – 3.07	189,950	2.42
$3.88 – 5.25	215,200	3.93

Total	1,095,350	$1.75

At December 31, 2001, 979,400 outstanding options were exercisable. The weighted-average exercise price for outstanding options was $1.78 at December 31, 2001.

The options outstanding at December 31, 2002 are exercisable through periods ranging from January 2003 through September 2012.

The fair value of each option grant disclosed in Note 1.K. is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended:

	2002	2001
Risk-free interest rate	5.5%	5.0%
Dividend yield	0%	0%
Volatility factor	93.62%	73.40%
Weighted average expected life in years	9.0	9.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates trended into the future. Because the Company’s stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single measure of the fair value of the Company’s options.

Stock Warrants – As part of the April 1996 offering circular, the underwriter was granted warrants to purchase 100,000 shares of common stock at $1.38 per share. The warrants became exercisable in May 1997 and expired in April 2001. During 2001, 55,500 warrants, were exercised.

Note 6. Leases

Operating

The Company leases its operating facility under an operating lease that expires in 2009.

Minimum future lease payments under the operating lease as of December 31, 2002 are as follows:

2003	$516,390
2004	568,274
2005	589,216
2006	589,216
2007	589,216
Thereafter	785,622

$3,637,934

Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2002 and 2001 amounted to $589,325 and $537,190, respectively.

Capital

During 2001, the Company entered into a capital lease to acquire shop equipment. The future minimum lease payments by year with the present value of such payments, as of December 31, 2002 is as follows:

2003	$24,579

Total minimum lease payments	24,579
Less amount representing interest	1,820

Present value of minimum lease payments	22,759
Less current portion	22,759

Long-term capital lease obligation	$—

The equipment under capital lease as of December 31, 2002 is included in the accompanying balance sheet under the following captions:

Shop equipment	$49,655
Less accumulated depreciation	7,685

Net book value	$41,970

Amortization of equipment under capital leases was $7,094 and $591 for 2002 and 2001, respectively.

Note 7. Profit Sharing and 401(k) Savings Plan

The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with three months of service. Under the plan, employees may elect to defer from 1% to 12% of their salary, subject to Internal Revenue Code limits.

The Company, at its discretion, may match up to 100% of employee contributions up to 6% of wages deferred with a maximum contribution $4,500 per employee. The Company elected not to make a matching contribution for 2002 or 2001.

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

Net deferred tax assets in the accompanying balance sheets include the following components:

	2002	2001
Assets
Inventory reserves	$400,000	$309,000
Allowance for doubtful accounts	6,000	6,000
Alternative minimum tax carryforward	7,000	16,000
State net operating loss carryforward	13,000	20,000
Uniform capitalization	63,000	43,000
Bonus accrual	1,000	—
Vacation accrual	26,000	24,000
Other	5,000	30,000

	$521,000	$448,000

Liabilities
Depreciation	$93,000	$42,000
Other	7,000	—

	$100,000	$42,000

The components of the tax expense (benefit) for the year ended December 31, were as follows:

	2002	2001
Current:
Federal	$15,000	$(172,000)
State and local	—	(61,000)

	15,000	(233,000)

Deferred:
Federal	(12,000)	(156,000)
State and local	(3,000)	(44,000)

	(15,000)	(200,000)

Total	$—	$(433,000)

The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:

	2002	2001
Income tax provision at statutory rate	$(6,000)	$(382,000)
Add:
Tax effect of permanent differences	7,000	12,000
State income taxes, net of federal income tax provision	(2,000)	(96,000)
Other, net	1,000	33,000

Total income tax provision	$0	$(433,000)

The Company’s income tax payable for federal, state, and local purposes has been reduced by the tax benefits associated with the exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock at the time of exercise and the option price, tax effected. These tax benefits were credited directly to additional paid-in capital, reduced taxes payable, and amounted to $0 and $4,000 for the years ended December 31, 2002 and 2001, respectively.

Note 9. Loss Per Common and Common Equivalent Share

Loss per common and common equivalent share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. At December 31, 2002 and 2001, all potential common stock is considered anti-dilutive due to the net losses.

Note 10. Operating Segments

The Company’s reportable segments are Product and Service and are described in Item 1 of this form 10-KSB, including a discussion of principle markets and distribution. The other column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the reportable segments.

Segment information for the years ended December 31, 2002 and 2001, was as follows:

	2002
	Product	Service	Other	Total
Sales	$8,820,777	$6,852,951	$—	$15,673,728
Gross profit	1,847,615	2,761,123	—	4,608,738
Operating earnings (loss)	135,652	1,830,254	(1,857,277)	108,629
Depreciation and amortization	222,839	131,615	187,935	542,389
Interest expense	—	—	127,686	127,686
Total assets	2,629,890	3,045,225	1,357,611	7,032,726
Capital expenditures	28,204	89,645	299,379	417,228

	2001
	Product	Service	Other	Total
Sales	$18,260,973	$4,411,510	$—	$22,672,483
Gross profit	3,419,192	1,000,595	—	4,419,787
Operating earnings (loss)	195,393	236,547	(1,203,355)	(771,415)
Depreciation and amortization	141,349	93,936	195,022	430,307
Interest expense	—	—	351,346	351,346
Total assets	6,329,606	1,571,545	1,372,486	9,273,637
Capital expenditures	379,482	203,045	150,077	732,604

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters an d Control Persons; Compliance with Section 16(a) of the Exchange Act

Information about our directors, nominees for directors and our executive officers is incorporated by reference to our proxy statement for our year 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: “Proposal One: Election of Directors.”

Item 10. Executive Compensation

Information regarding executive compensation is incorporated by reference to our proxy statement for our year 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding this Item 11 is incorporated by reference to our proxy statement for our year 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 12. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is incorporated by reference to our proxy statement for our year 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: “Proposal One: Election of Directors.”

Item 13. Exhi bits and Reports on Form 8-K

(a) LISTING OF EXHIBITS. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(b)*	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Segment information for the years ended December 31, 2002 and 2001, was as follows:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)*	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)*	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)*	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)*	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)*	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(q)*	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Third Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 23, 2002	Contained herein

10(v)	Fourth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated July 31, 2002	Contained herein

10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Contained herein

10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Contained herein

21	List of Subsidiaries	Contained herein

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

23(a)	Independent Auditors’ Consent	Contained herein

23(b)	Independent Auditors’ Consent	Contained herein

24	Powers of Attorney	Contained herein

99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained herein

99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained herein

*Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

(b) REPORTS ON FORM 8-K

No Form 8-K reports were filed during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

(c) EXHIBITS

The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

Item 14. Controls and Procedures

As of a date within 90 days of the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

Additionally, there were no significant changes in the Company’s internal controls that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: March 25, 2003	By:	/s/ JOHN D. BAIR
John D. Bair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. BAIR John D. Bair	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 25, 2003

/s/ MICHAEL R. SAYRE Michael R. Sayre	Executive Vice President - Corporate Strategy and Finance, Chief Financial Officer and Treasurer, (principal financial and principal accounting officer)	March 25, 2003

/s/ C. ROBERT HAHN* C. Robert Hahn*	Vice President – Service Group, Director	March 25, 2003

/s/ HUGH C. CATHEY* Hugh C. Cathey*	Director	March 25, 2003

/s/ PAUL H. LAMBERT* Paul H. Lambert*	Director	March 25, 2003

/s/ THOMAS M. O’LEARY* Thomas M. O’Leary*	Director	March 25, 2003

/s/ ROBERT V.R. OSTRANDER* Robert V.R. Ostrander*	Director	March 25, 2003

*The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By:	/s/ JOHN D. BAIR	March 25, 2003
John D. Bair, Attorney-in-Fact

CERTIFICATIONS

I, John D. Bair, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pinnacle Data Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JOHN D. BAIR Chief Executive Officer

I, Michael R. Sayre, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pinnacle Data Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ MICHAEL R. SAYRE
Chief Financial Officer