Form 10QSB
period 2003-03-29
PINNACLE DATA SYSTEMS INC
filed 2003-05-14
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 1-16103

PINNACLE DATA SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1263732 (IRS Employer Identification No.)

6600 Port Road, Groveport, Ohio 43125

(Address of principal executive offices)

(614) 748-1150

(Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 5,518,870 common shares, without par value, as of May 10, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	March 29, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$252,738	$35,705
Accounts receivable, net of allowance for doubtful accounts of $15,000	2,673,147	2,087,692
Inventory	2,587,293	2,750,059
Prepaid expenses	244,110	320,700
Deferred income taxes	514,000	514,000

	6,271,288	5,708,156

PROPERTY AND EQUIPMENT
Leasehold improvements	218,844	218,844
Furniture and fixtures	329,921	329,921
Computer equipment and related software	2,140,049	2,125,297
Shop equipment	465,940	462,803

	3,154,754	3,136,865
Less accumulated depreciation and amortization	1,939,731	1,802,371

	1,215,023	1,334,494

OTHER ASSETS
Deposits	21,885	21,885
License agreement, less accumulated amortization of $22,044 and $18,528, respectively	20,156	23,672

	42,041	45,557

	$7,528,352	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	March 29, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$2,331,606	$2,101,869
Current portion of long-term debt	—	33,333
Current portion of capital lease obligation	16,552	22,759
Accounts payable	1,108,606	778,922
Accrued expenses:
Wages, payroll taxes and benefits	187,164	325,106
Income taxes	60,943	76,443
Other	103,300	104,697

	3,808,171	3,443,129

LONG-TERM LIABILITIES
Deferred income taxes	93,000	93,000

	93,000	93,000

	3,901,171	3,536,129

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,518,870 shares issued and outstanding	2,161,656	2,161,656
Additional paid-in capital	501,506	501,506
Retained earnings	964,019	888,916

	3,627,181	3,552,078

	$7,528,352	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF OPERATIONS

Quarters Ended March 29, 2003 and March 30, 2002

	2003	2002
	(unaudited)	(unaudited)
SALES
Product sales	$2,202,876	$1,931,710
Service sales	1,956,281	1,472,865

	4,159,157	3,404,575

COST OF SALES
Product sales	1,759,689	1,855,393
Service sales	1,159,549	912,837

	2,919,238	2,768,230

GROSS PROFIT	1,239,919	636,345

OPERATING EXPENSES
Selling, general and administrative	1,035,897	874,318
Research and development	58,518	211,823

	1,094,415	1,086,141

INCOME/(LOSS) FROM OPERATIONS	145,504	(449,796)

OTHER EXPENSE
Interest expense	22,401	41,486

INCOME/(LOSS) BEFORE INCOME TAXES	123,103	(491,282)
INCOME TAX EXPENSE/(BENEFIT )	48,000	(192,000)

NET INCOME/(LOSS)	$75,103	$(299,282)

BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE	$0.01	$(0.05)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Quarters Ended March 29, 2003 and March 30, 2002

	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$75,103	$(299,282)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,876	140,657
Inventory reserves	42,502	25,869
(Increase)/decrease in assets:
Accounts receivable	(585,455)	1,616,113
Inventory	114,784	750,861
Prepaid expenses and other assets	76,590	2,059
Refundable income taxes	—	(98,109)
Increase/(decrease) in liabilities:
Accounts payable	329,684	256,417
Accrued expenses and taxes	(154,839)	(114,402)
Unearned revenue	—	147,138

Total adjustments	(35,858)	2,726,603

Net cash provided by operating activities	39,245	2,427,321

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,409)	(78,627)

Net cash used in investing activities	(12,409)	(78,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	229,737	(2,353,168)
Principal payments on long-term debt	(33,333)	(33,334)
Principal payments on capital lease obligation	(6,207)	(6,207)
Proceeds from stock options exercised	—	7,725

Net cash provided by/(used in) financing activities	190,197	(2,384,984)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Quarters Ended March 29, 2003 and March 30, 2002

	2003	2002
	(unaudited)	(unaudited)
INCREASE/(DECREASE) IN CASH	217,033	(36,290)
CASH – Beginning of period	35,705	72,237

CASH – End of period	$252,738	$35,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$14,774	$32,243

Income taxes paid, net of refunds	$63,500	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING TRANSACTIONS
During 2003, the Company capitalized $5,480 of inventory as computer equipment.

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization

Nature of Business – Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides technical services and solutions, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the computer, computer peripheral, data storage, digital-imaging, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2. Summary of Significant Accounting Policies

The Company divides its fiscal calendar into 4 periods or “quarters”. It is intended that each quarter consist of thirteen weeks. The first quarter of each year begins on January 1 and the fourth quarter ends on December 31. Depending on what day of the week that January 1 falls, the first quarter may contain a few days less than thirteen full weeks and the fourth quarter may contain a few days more than thirteen full weeks. The first quarter of 2003 ended on March 29 and contained 88 days. The first quarter of 2002 ended on March 30 and contained 89 days.

The balance sheets as of March 29, 2003 and December 31, 2002, and the statements of operations and cash flows for the quarter ended March 29, 2003 and March 30, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 annual report on Form 10-KSB. The results of operations for the periods ended March 29, 2003 are not necessarily indicative of the results for the full year.

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

Note 3. Stock Options

During the quarter ended March 29, 2003, the Company’s stock options activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2002	1,268,650	1.83
Granted	0	—
Exercised	0	—
Forfeited	6,050	3.69

Outstanding, March 29, 2003	1,262,600	1.82

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Options (continued)

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the first quarter of 2003 because all stock options were granted at an exercise price equal to the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the quarter ending March 29, 2003 would have been as follows:

Net income, as reported	$75,103
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(20,447)

Pro forma net income	$54,626

Earnings per common share, basic:
As reported	$0.01
Pro forma	$0.01
Earnings per common share, diluted
As reported	$0.01
Proforma	$0.01

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

Note 4. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the quarter. At March 29, 2003, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock.

	2003	2002
Income available to common stockholders used in basic EPS and diluted EPS	$75,103	$(299,282)

Weighted average number of common shares used in basic EPS	5,518,870	5,488,601
Effect of dilutive securities:
Stock Options	221,227	—

Weighted number of common shares and dilutive potential common stock used in diluted EPS	5,740,097	5,488,601

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Quarter Ended March 29, 2003			Total
	Product Sales	Service Sales	Other
Sales	$2,202,876	$1,956,281	$—	$4,159,157
Gross profit	443,187	796,732		1,239,919
Income/(loss) from operations	94,617	442,008	(391,120)	145,505
Depreciation and amortization	58,987	31,587	50,302	140,876
Interest expense	—	—	22,401	22,401
Total assets	3,148,452	2,861,001	1,518,899	7,528,352
Capital expenditures	6,985	5,424	—	12,409

	Quarter Ended March 30, 2002			Total
	Product Sales	Service Sales	Other
Sales	$1,931,710	$1,472,865	$—	$3,404,575
Gross profit	76,317	560,028	—	636,345
Income/(loss) from operations	(403,158)	420,895	(467,533)	(449,796)
Depreciation and amortization	56,604	35,028	49,025	140,657
Interest expense	—	—	41,486	41,486
Total assets	3,523,756	1,908,082	1,446,686	6,878,524
Capital expenditures	7,263	25,568	45,796	78,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the five customers that make up approximately 80% of our revenue during the first quarter of 2003, increased competition, any adverse change in Sun Microsystems’ business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

The first quarter of 2003 was our third consecutive profitable quarter. In general, we have not seen a recovery in capital spending but we continued to receive orders from existing customers in the quarter and we are starting to see product orders from the trials we participated in with new customers during 2002. We will continue to pursue our business plan with the goal of reporting a profitable year in 2003. Specifically, we are working toward increasing major repair and logistics programs, as well as the number of customer-specific products we have ready to go to market. However, these successes do not assure future product orders will be received.

The following discussions and analyses are for the quarter ended March 29, 2003 compared to the quarter ended March 30, 2002.

SALES

Sales for the first quarter of 2003 and 2002 were as follows:

($ thousands)	2003	2002	% Change
Total company	$4,159	$3,405	22%
Product	2,203	1,932	14%
Service	1,956	1,473	33%

The increase in product sales resulted in part from the assembly and test of high volume data storage handling units for Hewlett-Packard Company (HP), which began shipping during the quarter, and production ordering on 2002 trials. The increase in service sales was due primarily to the continued ramp-up of HP programs as well as other service programs.

During the first quarter of 2003, HP informed us that, in the second quarter of 2003, the HP-UNIX workstation repair program will be consolidated into printed circuit assembly repair operations in California. However, HP has expanded its high volume data storage handling equipment programs with us to include additional repair volume and the assembly and test of new units, and we are currently bidding on additional HP programs to replace the workstation repair business.

The overlap of the new HP high volume data storage handling equipment product sales with the existing repair programs resulted in total sales to HP representing 41% of all sales in the first quarter of 2003. In the second quarter of 2003, as we work through the transition of the workstation board repair program, the percentage of HP sales to total sales will likely decrease.

GROSS PROFIT

Gross profit for the first quarter of 2003 and 2002 was as follows:

($ thousands)	2003	2002	% Change
Total company	$1,240	$636	95%
Product	443	76	483%
Service	797	560	42%

The gross profit margin percentages for 2003 and 2002 were as follows:

	2003	2002
Total company	30%	19%
Product	20%	4%
Service	41%	38%

The gross profit margin percentage in 2003 on product sales was more in line with our historical range than was the margin in the first quarter of 2002, which was abnormally low due to both a low sales volume and a very low margin mix of product sales that included some one-time sales of excess inventory.

The gross profit margin in the first quarter of both 2003 and 2002 was within our historical range, with the mix and volume of repairs driving the percentage generally up or down within a few percentage points from quarter to quarter. However, in the first quarter of 2002, some newer service programs were still in the early stages of their implementation and generating lower gross profit margin percentages.

OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE, RESEARCH AND DEVELOPMENT) AND INTEREST EXPENSES

Selling, general and administrative (SG&A), and research and development (R&D) and interest expenses for the first quarter of 2003 and 2002 were as follows:

($ thousands)	2003	2002	% Change
Operating expenses
SG&A expense	$1,036	$874	19%
R&D expense	58	212	-73%

	1,094	1,086	1%
Interest expense	22	41	-46%

Total expense	1,116	1,127	-1%

For the first quarter of 2003, operating expenses were within 1% of the 2002 first quarter total. However, product development resources continued to work on new service opportunities rather than new product opportunities during the quarter, resulting in a continuing shift of expenses from R&D to SG&A.

In the first quarter of 2003, a decreased use of the credit line due to lower levels of inventory and due to the accumulation of three quarters of profits resulted in lower interest expense compared to the same quarter of 2002. The average daily balance declined to approximately $2,030,000 in 2003 from $2,923,000 in 2002. Interest rates paid on the line of credit were 4.5% in 2003, and ranged from 3.90% to 4.75% in 2002.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first quarter of both 2003 and 2002 was 39%.

Income/(loss) before taxes, income taxes/(benefit) and net income/(loss) for the first quarter of 2003 and 2002 were as follows:

($ thousands)	2003	2002	% Change
Income/(loss) before income taxes	$123	$(491)	125%
Income taxes/(benefit)	48	(192)	-125%

Net income/(loss)	$75	$(299)	125%

Earnings/(loss) per share for the first quarter of 2003 and 2002 were as follows:

	2003	2002
Basic EPS	$0.01	$(0.05)
Fully diluted EPS	$0.01	$(0.05)

Weighted average number of shares outstanding:
Basic	5,518,870	5,488,601
Fully diluted	5,740,097	5,488,601

The improvement of $374,000 to a net profit in 2003 from a net loss in 2002 resulted primarily from the execution of the strategy to shift resources to growing service sales that can have higher gross margins, higher product sales, and maintaining tight control of overall operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the quarter is as follows:

($ thousands)	3/29/03	12/31/02	% Change
Accounts receivable	$2,673	$2,088	28%
Inventory	2,587	2,750	-6%
Other current assets	1,011	870	16%

Total	6,271	5,708	10%

A summary of changes in current liabilities for the quarter is as follows:

($ thousands)	3/29/03	12/31/02	% Change
Line of credit	$2,332	$2,102	11%
Accounts payable	1,109	779	42%
Other current liab.	367	562	-35%

Total	$3,808	$3,443	11%

During the first quarter of 2003, $39,000 of cash was generated by operating activities. Net income before depreciation, and inventory reserve increases was $258,000. Additional cash was generated by reductions in inventory of $115,000, and other current assets of $77,000, and by an increase in accounts payable of $330,000. The amount of cash generated by operating activities was reduced by an increase in accounts receivable of $585,000 and by a reduction in accrued expenses and other current liabilities of $155,000. The reduction in inventory was primarily attributable to sales to one large product customer that consumed components that were on hand at December 31, 2002. Accounts receivable increased because 46% of the quarter’s sales were in March. The increase in short-term liabilities was also due to the higher sales and purchasing activity near the end of the first quarter of 2003 compared to the end of the fourth quarter of 2002.

For the first quarter of 2003, we used $12,000 of cash generated by operating activities to purchase equipment, including computers and software.

We used $33,000 to pay off the balance of a three-year bank term note. We also used $6,000 to make payments on a capital lease.

Because customer payments cannot be applied to the line of credit until they have cleared the federal reserve system, the amount of cash we have on hand will rarely be our target cash balance of $25,000, agreed to with the bank. If our cash balance on March 29, 2003 had been applied to the line of credit, the change in the line from December 31, 2002 would only have been $13,000, a better indicator of our credit standing at March 29, 2003.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association (KeyBank) and is payable on demand and collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $4,000,000 as well as a sub-limit of $2,000,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at March 29, 2003 was $2,332,000. The borrowing base on that date was $3,495,000, resulting in an unused capacity (the excess of the borrowing base calculation over the amount drawn) of $1,163,000. We are not currently, and do not expect at this time to be, constrained by our credit limits. We were in compliance with all covenants of the line for the quarter ended March 29, 2003.

On April 1, 2003, the line of credit was renewed until May 15, 2004. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could severely impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

Additional financing will be needed to support the future growth plans of the company. The search for financing continues. However, economic factors have greatly decreased the availability and increased the cost of financing for our industry and hampered our progress in this area. The slowdown in product sales that began in the second quarter of 2001 and our recent losses that we experienced in 2001 and early 2002 shifted our focus to attaining additional service business and returning to profitability. As we continue to make progress in these areas, and/or the demand for products returns, we expect to increase our efforts to obtain further financing. However, there is no assurance that there will be financing available at terms that are acceptable to us.

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2002. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2003 and 2002.

ACCOUNTING POLICIES

Our 10-KSB for the year ended December 31, 2002 included a discussion of our critical accounting policies which should be read in conjunction with the quarterly discussions contained in this Form 10-QSB.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A) Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(b)*	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)*	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)*	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)*	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)*	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)*	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(q)*	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 1, 2003	Contained herein.

10(v)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003	Contained herein.

(B) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date:	May 14, 2003	/s/ MICHAEL R. SAYRE
Michael Sayre, Executive Vice President and Chief Financial Officer

Date:	May 14, 2003	/s/ THOMAS J. CARR
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ MICHAEL R. SAYRE
Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

OF QUARTERLY REPORT ON FORM 10-QSB

OF PINNACLE DATA SYSTEMS, INC.

FOR THE QUARTER ENDED MARCH 29, 2003

The undersigned is the Chief Executive Officer of Pinnacle Data Systems, Inc. (the “Issuer”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-QSB of the Issuer for the quarterly period ended March 29, 2003.

I, John D. Bair, certify that the Quarterly Report on Form 10-QSB for the period ended March 29, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This certification is executed as of May 14, 2003.

/s/ JOHN D. BAIR
Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

OF QUARTERLY REPORT ON FORM 10-QSB

OF PINNACLE DATA SYSTEMS, INC.

FOR THE QUARTER ENDED MARCH 29, 2003

The undersigned is the Chief Financial Officer of Pinnacle Data Systems, Inc. (the “Issuer”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-QSB of the Issuer for the quarterly period ended March 29, 2003.

I, Michael R. Sayre, certify that the Quarterly Report on Form 10-QSB for the period ended March 29, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This certification is executed as of May 14, 2003.

/s/ MICHAEL R. SAYRE
Chief Financial Officer