Form 10QSB
period 2003-06-28
PINNACLE DATA SYSTEMS INC
filed 2003-08-13
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

(614) 748-1150

(Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 5,535,796 common shares, without par value, as of August 11, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	June 28, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$69,999	$35,705
Accounts receivable, net of allowance for doubtful accounts of $15,000	3,492,663	2,087,692
Inventory	2,396,996	2,750,059
Other prepaid expenses	204,712	320,700
Deferred income taxes	514,000	514,000

	6,678,370	5,708,156

PROPERTY AND EQUIPMENT
Leasehold improvements	222,237	218,844
Furniture and fixtures	329,921	329,921
Computer equipment and related software	2,265,158	2,125,297
Shop equipment	495,315	462,803

	3,312,631	3,136,865
Less accumulated depreciation and amortization	2,066,291	1,802,371

	1,246,340	1,334,494

OTHER ASSETS
Deposits	20,957	21,885
License agreement, less accumulated amortization of $25,561 and $18,528, respectively	16,639	23,672

	37,596	45,557

	$7,962,306	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	June 28, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,965,268	$2,101,869
Current portion of long-term debt	—	33,333
Current portion of capital lease obligation	10,344	22,759
Accounts payable	1,501,347	778,922
Accrued expenses:
Wages, payroll taxes and benefits	380,454	325,106
Income taxes	107,943	76,443
Other	69,396	104,697
Unearned revenue	27,700	—

	4,062,452	3,443,129

LONG-TERM LIABILITIES
Deferred income taxes	93,000	93,000

	93,000	93,000

	4,155,452	3,536,129

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,518,870 shares issued and outstanding	2,161,656	2,161,656
Additional paid-in capital	502,095	501,506
Retained earnings	1,143,103	888,916

	3,806,854	3,552,078

	$7,962,306	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF OPERATIONS

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(unaudited)		(unaudited)
SALES
Product sales	$3,463,543	$3,009,234	$5,666,419	$4,940,945
Service sales	2,307,789	1,441,206	4,264,070	2,914,071

	5,771,332	4,450,441	9,930,489	7,855,016

COST OF SALES
Product sales	2,643,902	2,377,450	4,403,591	4,232,843
Service sales	1,522,174	951,213	2,681,723	1,864,050

	4,166,076	3,328,663	7,085,314	6,096,893

GROSS PROFIT	1,605,256	1,121,777	2,845,175	1,758,123

OPERATING EXPENSES
Selling, general and administrative	1,257,963	917,622	2,293,859	1,791,940
Research and development	30,741	193,458	89,260	405,282

	1,288,704	1,111,080	2,383,119	2,197,222

INCOME/(LOSS) FROM OPERATIONS	316,552	10,697	462,056	(439,099)

OTHER EXPENSE
Interest expense	22,468	27,243	44,869	68,729

INCOME/(LOSS) BEFORE INCOME TAXES	294,084	(16,546)	417,187	(507,828)

INCOME TAX EXPENSE/(BENEFIT )	115,000	(6,000)	163,000	(198,000)

NET INCOME/(LOSS)	$179,084	$(10,546)	$254,187	$(309,828)

BASIC INCOME/LOSS PER COMMON SHARE	$0.03	$(0.00)	$0.05	$(0.06)

FULLY DILUTED INCOME/LOSS PER COMMON SHARE	$0.03	$(0.00)	$0.04	$(0.06)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Two Quarters Ended June 28, 2003 and June 29, 2002

	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$254,187	$(309,828)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	279,538	278,269
Inventory reserves	145,798	382,820
Loss on disposal of equipment	1,289	—
(Increase)/decrease in assets:
Accounts receivable	(1,404,971)	159,327
Inventory	70,546	241,901
Prepaid expenses and other assets	116,916	(157,376)
Refundable income taxes	—	176,149
Increase/(decrease) in liabilities:
Accounts payable	722,425	553,913
Accrued expenses and taxes	51,547	(23,779)
Unearned revenues	27,700	(3,665)

Total adjustments	10,788	1,607,559

Net cash provided by operating activities	264,975	1,297,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,921)	(101,357)

Net cash used in investing activities	(48,921)	(101,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(136,601)	(1,143,491)
Principal payments on long-term debt	(33,333)	(66,667)
Principal payments on capital lease obligation	(12,415)	(12,414)
Proceeds from stock options exercised	—	20,250
Other proceeds from shareholders	589	—

Net cash used in financing activities	(181,760)	(1,202,322)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Two Quarters Ended June 28, 2003 and June 29, 2002

	2003	2002
INCREASE/(DECREASE) IN CASH	34,294	(5,948)

CASH—Beginning of period	35,705	72,237

CASH—End of period	$69,999	$66,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$44,479	$68,494

Income taxes paid, net of refunds	$131,500	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During 2003, the company capitalized $136,719 of inventory as computer equipment.

During 2002, the company capitalized $5,830 of inventory as computer equipment.

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization

Nature of Business—Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides technical services and solutions, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the computer, computer peripheral, data storage, medical diagnostic, digital-imaging, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market, extend product life, and provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2. Summary of Significant Accounting Policies

The Company divides its fiscal calendar into 4 periods or “quarters”. It is intended that each quarter consist of thirteen weeks. The first quarter of each year begins on January 1 and the fourth quarter ends on December 31. Depending on the day of the week that January 1 falls, the first quarter may contain a few days less than thirteen full weeks and the fourth quarter may contain a few days more than thirteen full weeks. The second quarter of 2003 ended on June 28 and contained 91 days. The second quarter of 2002 ended on June 29 and also contained 91 days. The first quarter of 2003 ended on March 29 and contained 88 days. The first quarter of 2002 ended on March 30 and contained 89 days. Therefore, the first two quarters of 2003 contained 179 days and the first two quarters of 2002 contained 180 days.

The balance sheets as of June 28, 2003 and December 31, 2002, and the statements of operations and cash flows for the quarter and two quarters ended June 28, 2003 and June 29, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 annual report on Form 10-KSB. The results of operations for the periods ended June 28, 2003 are not necessarily indicative of the results for the full year.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure, Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year, however are not significant to the Company’s consolidated financial statements. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has no outstanding guarantees.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The initial adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company’s 2004 financial statements. Management does not expect the initial adoption of this accounting pronouncement will have a material impact on the Company’s financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Options

During the two quarters ended June 28, 2003, the Company’s stock options activity and weighted average exercise prices were as follows:

	Shares	Weighted-average Exercise Price

Outstanding, December 31, 2002	1,268,650	$1.83
Granted	0	—
Exercised	0	—
Forfeited	11,050	$2.61

Outstanding, June 28, 2003	1,257,600	$1.83

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the two quarters ending June 28, 2003 because all stock options were granted at an exercise price equal to the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the two quarters ending June 28, 2003 would have been as follows:

Net income, as reported	$254,187
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(52,853)

Pro forma net income	201,334

Earnings per common share, basic:
As reported	$0.05
Pro forma	$0.04
Earnings per common share, diluted
As reported	$0.04
Proforma	$0.04

The fair value of each option grant disclosed is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the two quarters ended:

Risk-free interest rate	5.50%
Dividend yield	0%
Volatility factor	93.62%
Weighted average expected life in years	9.0

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 5. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the second quarter and first two quarters of 2003. At June 28, 2003, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the periods when the market price of the common stock exceeded the exercise price of the options.

The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock for the periods ended June 28, 2003 and June 29, 2002.

	2nd Quarter		Two Quarters
	2003	2002	2003	2002
Income available to common stockholders used in basic EPS and diluted EPS	$179,084	$(10,546)	$254,187	$(309,828)

Weighted average number of of common shares used in basic EPS	5,518,870	5,503,440	5,518,870	5,496,005

Effect of dilutive stock options	157,908	—	190,846	—

Weighted number of common shares and dilutive stock options used in diluted EPS	5,676,778	5,503,440	5,709,716	5,496,005

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Two Quarters Ended June 28, 2003			Total
	Product Sales	Service Sales	Other
Sales	$5,666,419	4,264,070	—	$9,930,489
Gross profit	1,262,828	1,582,347	—	2,845,175
Income/(loss) from operations	503,910	857,051	(898,905)	462,056
Depreciation and amortization	119,143	61,167	99,228	279,538
Interest expense	—	—	44,869	44,869
Total assets	3,351,423	3,046,467	1,564,416	7,962,306
Capital expenditures	39,562	6,969	2,390	48,921

	Two Quarters Ended June 29, 2002			Total
	Product Sales	Service Sales	Other
Sales	$4,940,945	$2,914,071	$—	$7,855,016
Gross profit	708,102	1,050,021	—	1,758,123
Income/(loss) from operations	(132,462)	613,216	(919,853)	(439,099)
Depreciation and amortization	111,208	69,013	98,048	278,269
Interest expense	—	—	68,729	68,729
Total assets	4,976,658	2,218,689	1,092,609	8,287,956
Capital expenditures	10,965	43,358	47,034	101,357

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the five customers that make up approximately 70% of our revenue during the first two quarters of 2003, increased competition, any adverse change in Sun Microsystems’ business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

The following discussions and analyses are for the periods ended June 28, 2003 compared to the periods ended June 29, 2002.

SALES

Sales for the second quarter and first two quarters of 2003 and 2002 were as follows:

($ thousands)	Second Quarter		% Change	Two Quarters		% Change
	2003	2002		2003	2002
Total company	$5,771	$4,450	30%	$9,930	$7,855	26%
Product	3,463	3,009	15%	5,666	4,941	15%
Service	2,308	1,441	60%	4,264	2,914	46%

The increase in product sales for both the second quarter and the first two quarters of 2003 was due primarily to the assembly and test of tape library units for Hewlett-Packard Company (HP), which began shipping during the first quarter of 2003, and production ordering on 2002 trials. The increase in service sales for both the second quarter and the first two quarters of 2003 was due primarily to the continued ramp-up of new service programs, as well as non-recurring component sales related to discontinued programs and non-recurring engineering services provided during the second quarter. Excluding the non-recurring sales in the service sales total, service sales increased 34% in the second quarter of 2003 compared to the second quarter of 2002 and over the first two quarters of 2003 compared to the first two quarters of 2002.

During the first quarter of 2003, HP informed us that in the second quarter of 2003, the HP-UNIX workstation repair program would be consolidated into printed circuit assembly repair operations in California. However, HP expanded its tape library programs with us to include additional repair volume and the assembly and test of new units that substantially replaces the lost workstation repair sales. There was some overlap of those programs in the second quarter of 2003 which will not occur again in the third quarter. As a result, service sales are expected to decrease in the third quarter of 2003. HP service sales represented slightly more than half of all service sales in the second quarter and over the first two quarters.

GROSS PROFIT

Gross profit for the second quarter and first two quarters of 2003 and 2002 was as follows:

($ thousands)	Second Quarter		% Change	Two Quarters		% Change
	2003	2002		2003	2002
Total company	$1,605	$1,122	43%	$2,845	$1,758	62%
Product	819	632	30%	1,263	708	78%
Service	786	490	60%	1,582	1,050	51%

The gross profit margin percentages for 2003 and 2002 were as follows:

($ thousands)	Second Quarter		Two Quarters
	2003	2002	2003	2002
Total company	28%	25%	29%	22%
Product	24%	21%	22%	14%
Service	34%	34%	37%	36%

The improvement in gross profit margin on product sales resulted from a slightly more profitable mix of products as well as increased leverage of higher sales totals.

In the second quarter of 2003, the gross profit margin on service sales was negatively impacted by the component sales at cost and some additional expenses, both associated with the transfer of the HP board business. Over the first two quarters of 2003, the leverage of higher sales was partially offset by the startup costs of the HP tape drive program and the transfer of the HP board repair program, resulting in an improvement of 1% over the same period of 2002.

OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE, RESEARCH AND DEVELOPMENT) AND INTEREST EXPENSES

Selling, general and administrative (SG&A), and research and development (R&D) and interest expenses for the second quarter and first two quarters of 2003 and 2002 were as follows:

($ thousands)	Second Quarter		% Change	Two Quarters		% Change
	2003	2002		2003	2002
SG&A expense	$1,258	$918	37%	$2,294	$1,792	28%
R&D expense	31	194	-84%	89	405	-78%
Interest expense	22	27	-19%	45	69	-35%

Total expense	$1,311	$1,139	15%	$2,428	$2,266	7%

The increase in SG&A expenses throughout 2003 was attributable to incentive and commission programs related to increases in both new, as opposed to existing, customer business and bottom-line profitability. The shift from R&D expenses to SG&A expenses is a result of product development resources working on new service opportunities and customer specific product opportunities rather than speculative new product opportunities in 2003 compared to 2002.

In the first two quarters of 2003, a decreased use of the credit line due to lower levels of inventory and due to the accumulation of four quarters of profits resulted in lower interest expense compared to the same period of 2002. The average daily balance declined to approximately $2,046,000 in 2003 from $2,474,000 in 2002. Interest rates paid on the line of credit were 4.5% in 2003, and ranged from 3.90% to 4.75% in 2002. Early in 2003, we paid off a bank term note that had been in effect throughout 2002, which also contributed to the reduction in interest expense in 2003 compared to 2002.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate used for the second quarter and first two quarters of both 2003 and 2002 was 39%.

Income/(loss) before taxes, income taxes/(benefit) and net income/(loss) for the second quarter and first two quarters of 2003 and 2002 were as follows:

($ thousands)	Second Quarter		Two Quarters
	2003	2002	2003	2002
Income/(loss) before income taxes	$294	$(17)	$417	$(508)
Income tax expense/(benefit)	115	(6)	163	(198)

Net income/(loss)	$179	$(11)	$254	$(310)

Earnings/(loss) per share for the second quarter and first two quarters of 2003 and 2002 were as follows:

	Second Quarter		Two Quarters
	2003	2002	2003	2002
Basic EPS	$0.03	$(0.00)	$0.05	$(0.06)
Diluted EPS	$0.03	$(0.00)	$0.04	$(0.06)

Weighted average number of shares outstanding:
Basic	5,518,870	5,503,440	5,518,870	5,496,005
Fully diluted	5,676,778	5,503,440	5,709,716	5,496,005

The improvement to net profits in 2003 from net losses in 2002 resulted primarily from increased service sales resulting from the execution of the strategy to shift resources to growing service sales, an increase in product sales, and maintaining tight control of overall operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first two quarters is as follows:

($ thousands)	6/28/03	12/31/02	% Change
Accounts receivable	$3,492	$2,088	67%
Inventory	2,397	2,750	-13%
Other current assets	789	870	-9%

Total	6,678	5,708	17%

A summary of changes in current liabilities for the first two quarters is as follows:

($ thousands)	6/28/03	12/31/02	% Change
Line of credit	$1,965	$2,102	-7%
Accounts payable	1,501	779	93%
Other current liab.	596	562	6%

Total	$4,062	$3,443	18%

During the first two quarters of 2003, $265,000 of cash was generated by operating activities. Net income before depreciation, asset disposals and inventory reserve increases was $680,000. Additional cash was generated by reductions in inventory of $71,000, and other current assets of $117,000, and by an increase in accounts payable and other current liabilities of $802,000. The amount of cash generated by operating activities was reduced by an increase in accounts receivable of $1,405,000. The reduction in inventory was primarily attributable to sales to one large product customer that consumed components that were on hand at December 31, 2002. Accounts receivable increased because sales in the last two months prior to June 28, 2003 totaled approximately $4.0 million, compared to only approximately $2.5 million in the last two months prior to December 31, 2002. The increase in short-term liabilities was also due to the higher sales and purchasing activity near the end of the second quarter of 2003 compared to the end of the fourth quarter of 2002.

For the first two quarters of 2003, we used $49,000 of cash generated by operating activities to purchase equipment, including computers and software, primarily to support new product customers. We used $137,000 to pay down our line of credit. We used $33,000 to pay off the balance of a three-year bank term note and we also used $12,000 to make payments on a capital lease.

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

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $4,000,000 as well as a sub-limit of $2,000,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at June 28, 2003 was $1,965,000. The borrowing base calculation on that date exceeded the $4,000,000, resulting in an unused capacity (the excess of the borrowing base limit of $4,000,000 over the amount drawn) of $2,035,000. We are not currently, and do not expect at this time to be, constrained by our credit limits. We were in compliance with all covenants of the line for the first two quarters of 2003.

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

Additional financing may be needed to support the future growth plans of the company. The company is evaluating an acquisition strategy that may be financed by the issuance of additional common or preferred stock that has already been authorized by the shareholders. Those shares may be issued by approval of the Board of Directors. Acquisitions being evaluated provide services similar to those of the Company that are, or can be made, accretive in a short period of time; that bring large OEM customer relationships with potential additional business for the combined company (that neither company would get on their own); and that bring resources, in terms of people, processes and systems, that increase the scalability of the combined businesses.

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2002. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2003 and 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on our Form 10-KSB for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

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

PART II—OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

The annual meeting of shareholders was held on May 1, 2003. Of the 5,518,870 shares entitled to vote at the meeting, 5,381,664 shares were voted. The results were as follows:

Proposal number 1—Election of Directors

(Term expiring in the year 2005):

	FOR	WITHHOLD
Hugh C. Cathey	5,376,664	5,000
Paul H. Lambert	5,319,164	62,500
Robert V.R. Ostrander	5,319,164	62,500
David C. Swaddling	5,319,164	62,500

Proposal number 2—To ratify the appointment of Deloitte & Touche LLP as the company’s independent accountants for the year ending December 31, 2003:

FOR	AGAINST	ABSTAIN
5,373,764	7,900	0

The following directors continued in office with terms ending in 2004:

John D. Bair

C. Robert Hahn

Thomas M. O’Leary

Michael R. Sayre

Item 5. Other information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between	Registration Statement on Form 10-SB filed with

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
	Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(q)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(v)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 28, 2003.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 28, 2003.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 28, 2003.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 28, 2003.	Contained herein.

(B) Reports on Form 8-K.

On April 28, 2003, Pinnacle Data Systems, Inc. issued a new release announcing its earnings for the three month period ending March 29, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: August 12, 2003	/s/ Michael R. Sayre
Michael Sayre, Executive Vice President and Chief Financial Officer

Date: August 12, 2003	/s/ Thomas J. Carr
Thomas J. Carr, Controller