Form 10QSB
period 2003-09-27
PINNACLE DATA SYSTEMS INC
filed 2003-10-22
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

(614) 748-1150

(Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 5,539,796 common shares, without par value, as of October 20, 2003.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	September 27, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$60,188	$35,705
Accounts receivable, net of allowance for doubtful accounts of $15,000	3,500,581	2,087,692
Inventory	1,920,837	2,750,059
Other prepaid expenses	142,953	320,700
Deferred income taxes	514,000	514,000

	6,138,559	5,708,156

PROPERTY AND EQUIPMENT
Leasehold improvements	234,081	218,844
Furniture and fixtures	333,260	329,921
Computer equipment and related software	2,341,494	2,125,297
Shop equipment	460,150	462,803

	3,368,985	3,136,865
Less accumulated depreciation and amortization	2,175,308	1,802,371

	1,193,677	1,334,494

OTHER ASSETS
Deposits	20,385	21,885
License agreement, less accumulated amortization of $29,078 and $18,528, respectively	13,122	23,672

	33,507	45,557

	$7,365,743	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	September 27, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$1,536,774	$2,101,869
Current portion of long-term debt	—	33,333
Current portion of capital lease obligation	4,138	22,759
Accounts payable	1,350,289	778,922
Accrued expenses:
Wages, payroll taxes and benefits	283,497	325,106
Income taxes	480	76,443
Other	74,493	104,697
Unearned revenue	88,119	—

	3,337,790	3,443,129

LONG-TERM LIABILITIES
Deferred income taxes	93,000	93,000

	93,000	93,000

	3,430,790	3,536,129

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,535,796 and 5,518,870 shares issued and outstanding, respectively	2,167,656	2,161,656
Additional paid-in capital	502,095	501,506
Retained earnings	1,265,202	888,916

	3,934,953	3,552,078

	$7,365,743	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF OPERATIONS

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(unaudited)		(unaudited)
SALES
Product sales	$3,538,844	$2,650,172	$9,205,263	$7,591,117
Service sales	1,652,734	1,863,220	5,916,805	4,777,291

	5,191,578	4,513,392	15,122,068	12,368,408

COST OF SALES
Product sales	2,556,112	1,835,933	6,959,704	6,039,824
Service sales	1,116,562	1,058,753	3,798,285	2,951,755

	3,672,674	2,894,686	10,757,989	8,991,579

GROSS PROFIT	1,518,904	1,618,706	4,364,079	3,376,829

OPERATING EXPENSES
Selling, general and administrative	1,241,355	1,093,749	3,535,214	2,885,689
Research and development	43,758	167,521	133,018	572,803

	1,285,113	1,261,270	3,668,232	3,458,492

INCOME/(LOSS) FROM OPERATIONS	233,791	357,436	695,847	(81,663)

OTHER EXPENSE
Interest expense	21,692	31,698	66,561	100,427

INCOME/(LOSS) BEFORE INCOME TAXES	212,099	325,738	629,286	(182,090)

INCOME TAX EXPENSE/(BENEFIT )	90,000	131,000	253,000	(67,000)

NET INCOME/(LOSS)	$122,099	$194,738	$376,286	$(115,090)

BASIC INCOME/(LOSS) PER COMMON SHARE	$0.02	$0.04	$0.07	$(0.02)

FULLY DILUTED INCOME/(LOSS) PER COMMON SHARE	$0.02	$0.04	$0.07	$(0.02)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Three Quarters Ended September 27, 2003 and September 28, 2002

	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$376,286	$(115,090)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	429,122	405,188
Inventory reserves	196,311	510,789
Loss on disposal of equipment	(12,800)	(8,000)
(Increase)/decrease in assets:
Accounts receivable	(1,412,889)	1,054,134
Inventory	449,397	421,016
Prepaid expenses and other assets	179,247	(170,639)
Refundable income taxes	—	303,694
Increase/(decrease) in liabilities:
Accounts payable	571,367	82,326
Accrued expenses and taxes	(147,776)	90,676
Unearned revenues	88,119	129

Total adjustments	340,098	2,689,313

Net cash provided by operating activities	716,384	2,574,223

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(108,441)	(116,766)
Proceeds from sale of property and equipment	27,000	8,000

Net cash used in investing activities	(81,441)	(108,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(565,095)	(2,174,081)
Principal payments on long-term debt	(33,333)	(100,000)
Principal payments on capital lease obligation	(18,621)	(18,620)
Proceeds from stock options exercised	6,000	20,250
Other proceeds from shareholders	589	—

Net cash used in financing activities	(610,460)	(2,272,451)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Three Quarters Ended September 27, 2003 and September 28, 2002

	2003	2002
INCREASE/(DECREASE) IN CASH	24,483	193,006

CASH - Beginning of period	35,705	72,237

CASH - End of period	$60,188	$265,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$67,545	$93,087

Income taxes paid, net of refunds	$328,963	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During 2003, the company capitalized $183,514 of inventory as computer equipment.

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

Note 2. Summary of Significant Accounting Policies

The Company divides its fiscal calendar into 4 periods or “quarters”. It is intended that each quarter consist of thirteen weeks. The first quarter of each year begins on January 1 and the fourth quarter ends on December 31. Depending on the day of the week that January 1 falls, the first quarter may contain a few days less than thirteen full weeks and the fourth quarter may contain a few days more than thirteen full weeks. The third quarter of 2003 ended on September 27 and contained 91 days. The third quarter of 2002 ended on September 28 and also contained 91 days. The first three quarters of 2003 contained 270 days and the first three quarters of 2002 contained 269 days.

The balance sheet as of September 27, 2003 and the statements of operations and cash flows for the quarter and three quarters ended September 27, 2003 and September 28, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 annual report on Form 10-KSB. The results of operations for the periods ended September 27, 2003 are not necessarily indicative of the results for the full year.

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company’s financial statements as of September 27, 2003. The initial adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements.

Certain insignificant amounts in the 2002 financial information have been reclassified to conform with the 2003 presentation.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Options

During the three quarters ended September 27, 2003, the Company’s stock options activity and weighted average exercise prices were as follows:

	Shares	Weighted-average Exercise Price
Outstanding, December 31, 2002	1,268,650	$1.83
Granted	20,000	$1.82
Exercised	(28,000)	$0.80
Forfeited	(11,050)	$2.61

Outstanding, September 27, 2003	1,249,600	$1.85

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the three quarters ending September 27, 2003 because all stock options were granted at an exercise price equal to the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the three quarters ending September 27, 2003 would have been as follows:

Net income, as reported	$376,286
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(64,033)

Pro forma net income	$312,253

Earnings per common share, basic:
As reported	$0.07
Pro forma	$0.06
Earnings per common share, diluted
As reported	$0.07
Proforma	$0.05

The fair value of each option grant disclosed is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three quarters ended:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	101.37%
Weighted average expected life in years	9.0

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 5. Earnings Per Common and Common Equivalent Share

Basic earnings per common share was computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. For diluted earnings per share, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the periods when the market price of the common stock exceeded the exercise price of the options. For the three quarters ended September 28, 2002, stock options were anti-dilutive.

The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock for the periods ended September 27, 2003 and September 28, 2002.

	3nd Quarter		Three Quarters
	2003	2002	2003	2002
Income available to common stockholders used in basic and diluted EPS	$122,099	$194,739	$376,286	$(115,089)

Weighted average number of of common shares used in basic EPS	5,530,030	5,508,523	5,522,631	5,500,119

Effect of dilutive stock options	327,718	32,576	242,690	—

Weighted number of common shares and dilutive stock options used in diluted EPS	5,857,748	5,541,099	5,765,321	5,500,119

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Three Quarters Ended September 27, 2003
	Product Sales	Service Sales	Other	Total
Sales	$9,205,263	$5,916,805	$—	$15,122,068
Gross profit	2,245,559	2,118,520	—	4,364,079
Income/(loss) from operations	1,035,977	1,040,867	(1,700,558)	376,286
Depreciation and amortization	190,153	91,801	147,168	429,122
Interest expense	—	—	66,561	66,561
Total assets	3,887,004	2,361,805	1,116,935	7,365,744
Capital expenditures	44,013	57,878	6,550	108,441

	Three Quarters Ended September 28, 2002
	Product Sales	Service Sales	Other	Total
Sales	$7,591,117	$4,777,291	$—	$12,368,408
Gross profit	1,551,293	1,825,536	—	3,376,829
Income/(loss) from operations	210,944	1,172,674	(1,465,281)	(81,663)
Depreciation and amortization	163,543	99,841	141,804	405,188
Interest expense	—	—	100,427	100,427
Total assets	3,038,456	2,202,837	1,817,934	7,059,227
Capital expenditures	12,060	46,753	57,953	116,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the five customers that make up approximately 68% of our revenue during the first three quarters of 2003, increased competition, any adverse change in Sun Microsystems’ business or our relationship with Sun, around whose computing platforms a large portion of our business is based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

The following discussions and analyses are for the periods ended September 27, 2003 compared to the periods ended September 28, 2002.

SALES

Sales for the third quarter and first three quarters of 2003 and 2002 were as follows:

($ thousands)	Third Quarter		% Change	Three Quarters		% Change
	2003	2002		2003	2002
Total company	$5,192	$4,513	15%	$15,122	$12,368	22%
Product	3,539	2,650	34%	9,205	7,591	21%
Service	1,653	1,863	-11%	5,917	4,777	24%

The increase in product sales for both the third quarter and the first three quarters of 2003 was due to the addition of new product customers, for whom we began new build programs in late 2002 and 2003. The sales from these new programs, along with the increase in sales from some existing customer programs, exceeded the decrease in sales from other existing customer programs. We believe that the increase in our customer base and in overall product sales reflects successful customer trials resulting from the recent improvement in the economy in general and in capital spending specifically.

During the first quarter of 2003, HP informed us that in the second quarter of 2003, the HP-UNIX workstation repair program would be consolidated into printed circuit assembly repair operations in California. However, HP expanded its tape library programs with us to include additional repair volume and the assembly and test of new units that substantially replaces the lost workstation repair sales. The assembly and test of new tape library units is included in product sales. As a result, service sales decreased in the third quarter of 2003 by 11% compared to the same quarter in 2002. Due largely to the overlap of the aforementioned H-P repair programs in the first half of 2003, overall year-to-date service sales are 24% ahead of the first three quarters of 2002. H-P service sales represented slightly less than half of all service sales in the third quarter, while H-P service sales represent more than half of all service sales over the year-to-date.

GROSS PROFIT

Gross profit for the third quarter and first three quarters of 2003 and 2002 was as follows:

($ thousands)	Third Quarter		% Change	Three Quarters		% Change
	2003	2002		2003	2002
Total company	$1,519	$1,619	-6%	$4,364	$3,377	29%
Product	983	814	21%	2,246	1,551	45%
Service	536	805	-33%	2,118	1,826	16%

The gross profit margin percentages for 2003 and 2002 were as follows:

	Third Quarter		Three Quarters
	2003	2002	2003	2002
Total company	29%	36%	29%	27%
Product	28%	31%	24%	20%
Service	32%	43%	36%	38%

The decline in the third quarter in gross profit margin percentage on product sales resulted from a less profitable mix of products. Increased leverage of higher product sales totals resulted in a slightly higher gross profit margin percentage for the year-to-date for 2003, compared to 2002.

The decline in the third quarter in gross profit margin percentage on service sales also resulted from a less profitable mix of programs. The gross profit margin percentage in the quarter was also negatively impacted by the startup costs associated with a new service program for the aerospace industry. In addition to the quarterly items, the slight decline in the service gross profit margin percentage over the first three quarters of 2003 was also attributable to component sales at cost and some additional expenses associated with the transfer of the HP board business in the second quarter.

OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE, RESEARCH AND DEVELOPMENT) AND INTEREST EXPENSES

Selling, general and administrative (SG&A), and research and development (R&D) and interest expenses for the third quarter and first three quarters of 2003 and 2002 were as follows:

($ thousands)	Third Quarter		% Change	Three Quarters		% Change
	2003	2002		2003	2002
SG&A expense	$1,241	$1,102	13%	$3,535	$2,894	22%
R&D expense	44	167	-74%	133	573	-77%
Interest expense	22	32	-31%	67	100	-33%

Total expense	$1,307	$1,301	0%	$3,735	$3,567	5%

The increase in SG&A expenses throughout 2003 was attributable to the shift of R&D expense to SG&A, as well as incentive and commission programs related to increases in both new, as opposed to existing, customer business and bottom-line profitability. The shift from R&D expenses to SG&A expenses is a result of product development resources working on new service opportunities and customer specific product opportunities rather than speculative new product opportunities in 2003 compared to 2002.

In the first three quarters of 2003, a decreased use of the credit line due to the accumulation of five quarters of profits resulted in lower interest expense compared to the same period of 2002. The average daily balance declined to approximately $1,912,000 in 2003 from $2,474,000 in 2002. Interest rates paid on the line of credit ranged from 4.25% to 4.5% in 2003, and ranged from 3.9% to 5.0% in 2002.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate used for the third quarter and first three quarters of both 2003 and 2002 was 39%.

Income/(loss) before taxes, income taxes/(benefit) and net income/(loss) for the third quarter and first three quarters of 2003 and 2002 were as follows:

($ thousands)	Third Quarter		Three Quarters
	2003	2002	2003	2002
Income/(loss) before income taxes	$212	$326	$629	$(182)
Income tax expense/(benefit)	90	131	253	(67)

Net income/(loss)	$122	$195	$376	$(115)

Earnings/(loss) per share for the third quarter and first three quarters of 2003 and 2002 were as follows:

	Third Quarter		Three Quarters
	2003	2002	2003	2002
Basic EPS	$0.02	$0.04	$0.07	$(0.02)
Diluted EPS	$0.02	$0.04	$0.07	$(0.02)

Weighted average number of shares outstanding:
Basic	5,530,030	5,508,523	5,522,631	5,500,119
Fully diluted	5,857,748	5,541,099	5,765,321	5,500,119

The improvement to net profits in 2003 from net losses in 2002 resulted primarily from increased service sales resulting from the execution of the strategy to shift resources to growing service sales, an increase in product sales, and maintaining tight control of overall operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first three quarters is as follows:

($ thousands)	9/27/03	12/31/02	% Change
Accounts receivable	$3,501	$2,088	68%
Inventory	1,921	2,750	-30%
Other current assets	717	870	-18%

Total	6,139	5,708	8%

A summary of changes in current liabilities for the first three quarters is as follows:

($ thousands)	9/27/03	12/31/02	% Change
Line of credit	$1,537	$2,102	-27%
Accounts payable	1,350	779	73%
Other current liab.	450	562	-20%

Total	$3,337	$3,443	-3%

During the first three quarters of 2003, $716,000 of cash was generated by operating activities. Net income before depreciation, asset disposals and inventory reserve increases was $989,000. Additional cash was generated by reductions in inventory of $449,000, and other current assets of $179,000, and by an increase in accounts payable and other current liabilities of $511,000. The amount of cash generated by operating activities was reduced by a net increase in accounts receivable of $1,413,000. The reduction in inventory was primarily attributable to sales to a large product customer in the first quarter of 2003 that consumed components that were on hand at December 31, 2002. Accounts receivable increased because sales in the last two months prior to September 27, 2003 totaled approximately $3.8 million, compared to only approximately $2.5 million in the last two months prior to December 31, 2002. The increase in short-term liabilities was also due to the higher sales and purchasing activity near the end of the third quarter of 2003 compared to the end of the fourth quarter of 2002.

For the first three quarters of 2003, we used $108,000 of cash generated by operating activities to purchase equipment, including computers and software, primarily to support new product customers and the new service program for the aerospace industry. We used $565,000 to pay down our line of credit. We used $33,000 to pay off the balance of a three-year bank term note and we used $19,000 to make payments on a capital lease.

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

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $4,000,000 as well as a sub-limit of $2,000,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at September 27, 2003 was $1,537,000. The borrowing base calculation on that date was $3,833,000, resulting in an unused capacity of $2,296,000. We are not currently, and do not expect at this time to be, constrained by our credit limits. We were in compliance with all covenants of the line for the first three quarters of 2003.

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

For product sales, we recognize revenue upon shipment of the products via common carrier to the customer. For repair sales, we recognize revenue upon completion of the repair work and either shipment of the item back to the customer or, in the programs in which we also manage the customer’s inventory on our site, when we return the repaired item to the customer’s finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, we recognize revenue over the fiscal periods covered by the billing on a pro-rata basis. Our inventory and logistics management programs are billed monthly, with revenue recognized upon billing. For non-recurring engineering projects, we recognize revenue on a percentage-of-completion basis.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A)	Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(p)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(q)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Third Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 23, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(v)	Fourth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated July 31, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(y)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(z)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 27, 2003.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 27, 2003.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 27, 2003.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 27, 2003.	Contained herein.

(B)	Reports on Form 8-K.

On July 23, 2003, Pinnacle Data Systems, Inc. issued a new release announcing its earnings for the three month period ending June 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date:	October 22, 2003	/s/ Michael R. Sayre
Michael R. Sayre, Executive Vice President
and Chief Financial Officer

Date:	October 22, 2003	/s/ Thomas J. Carr
Thomas J. Carr, Controller