Form 10KSB
period 2003-12-31
PINNACLE DATA SYSTEMS INC
filed 2004-03-24
CIK 1004608

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State Issuer’s revenues for its most recent fiscal year. $22,884,018

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of March 5, 2004, was $11,327,859.

On March 5, 2004, the Issuer had outstanding 5,540,796 common shares without par value, which is the Issuer’s only class of common equity.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

TABLE OF CONTEN TS

- i -

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

Business of Issuer

We provide products and technical services, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control. Our business model is a foundation of electronics repair and logistics programs (“Services”) that provide resources for the development and sale of high-potential PDSi-engineered and manufactured embedded hardware solutions for specific customers and niche-industry applications (“Products”). During 2003, we reported revenue of $22.9 million, net earnings of $472,538, and total assets of $8.9 million. Approximately 68% of our 2002 revenue was generated from product sales and 32% was generated from services.

Our products are custom-designed to meet specific customer or niche-industry requirements that generally cannot be met by off-the-shelf products. Our products are sold to OEMs and are typically resold by those OEMs to end-users as components integrated into the OEMs’ final products. Our products are usually developed as a result of our helping OEMs design, engineer, manufacture, assemble, modify, and/or integrate computer systems or components to fit their specific application needs. Initially, or when we go into production, we get paid for the development of our products. Then, we get paid to produce and ship our products to the OEM, followed by payment for servicing our products after their initial warranty expires. Many of our products are based on the high performance computer processing technologies of Sun Microsystems, Inc. (Sun) and Intel Corporation (Intel), two of world’s largest producers of computer components and systems. We combine their products and other vendor off-the-shelf computer components or peripherals with technologies that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered components and software, into our finished products. For example, the composition of one of our products may include 50% Sun or Intel content, combined with 20% other vendor off-the-shelf peripheral products such as power supplies and disk storage, with the other 30% made up of products we design, develop and produce, or purchase and modify. These percentages vary from product to product. By leveraging our expertise and experience in engineering and integrating our internally developed products with Sun, Intel and other vendors’ technologies, we are able to offer product solutions with minimal product design and engineering costs to our customers. We are a SunSoft Master Distributor authorized to provide its customers with the right to use Solaris, Sun Microsystem’s UNIX operating system. We are an authorized Intel Product Dealer and have earned Intel Premier Provider status for our distinct level of competency with Intel technologies. We are the North American reseller of Agilent remote diagnostic solutions, selected for our engineering and design capabilities. We are also licensed by Microsoft to distribute embedded Microsoft operating systems.

We also offer complete service and support for several OEMs’ products, as well as our own, including testing, repair, logistics, and product end-of-life management services. We provide depot testing and repair services for advanced technology systems, printed circuit board assemblies, and other computer peripherals and components, where the damaged or malfunctioning equipment is sent to our designated “depot” location for testing and repair. We also manage “advanced-exchange” repair programs, where we send out a replacement part from the OEM’s inventory stocked at our facility, over-night when necessary, and receive the damaged or malfunctioning part back for testing, repair and replacement in inventory, all usually accomplished within a few days. Our highest volume testing and repair is performed on complex printed circuit boards and electro-mechanical data storage devices for Sun and Hewlett-Packard Company (H-P). Our repair capabilities are extensive. For our largest OEM customers, including Sun and H-P, we maintain and share online information management systems that seamlessly connect our two companies and give us the appearance of being “just another location” of the OEM. Additional revenue is generated from the sale of spare parts and components. Our end-of-life product management service allows our customers to maximize their investment in technology by providing continued support for products no longer supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and re-certification charges required to integrate new technology into their products. For example, many of our customers’ products include Sun or Intel components. When Sun or Intel stop manufacturing those components, OEMs are left with few alternative sources for parts needed to continue building or repairing their products. We can provide the parts, purchased from a number of available sources, either new or refurbished.

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

Public Announcement Updates

During 2003, we made a number of public announcements. The current status of each is as follows:

HP-UNIX Workstation Repair Program Replaced with Tape Library Repair and Assembly – Disclosed in the first quarter earnings news release, the Workstation Repair Program ended in the second quarter of 2003. In 2003, the H-P Tape Library Programs generated average monthly revenue exceeding the average monthly revenue of the Workstation Repair Program in 2002 by approximately 13%. However, profit margins on the Tape Library Programs are lower. Tape library assembly revenue is included in product revenue and tape library repair revenue is included in service revenue.

PDSi Awarded Membership in the Intel 2003 Premier Provider Program – Disclosed in the second quarter earnings release, our relationship with Intel continues to grow and has resulted in a number of new customer relationships that are currently producing revenue for the Company.

PDSi to Provide System Controllers for Lorad Medical’s Digital Mammography Systems – Lorad, a division of Hologic Inc., became a significant customer in 2003 and this program is continuing into 2004.

Agilent Technologies and Pinnacle Data Systems to Extend Service and Support for Remote Management and Diagnostics Solutions within North America – This partnership provided additional sources of revenue in 2003 and we expect this program to grow significantly in 2004 and beyond.

Pinnacle Data Systems Earns Meritorious Supplier Performance Award from Sun Microsystems, Inc. – Although Sun repair program revenue declined approximately 36% in 2003, this award has influenced Sun’s decisions to award us new repair programs that should increase repair program revenue in 2004. Sun has provided a number of new product opportunities that have already generated or are expected to generate significant revenue in 2004 and beyond.

Pinnacle Data Systems Awarded $1 Million Order for TS1000 Servers – This order shipped in the fourth quarter of 2003.

Pinnacle Data Systems Awarded $3 Million Order for Controller Boards to be Used in Medical Diagnostic Equipment – Approximately 21% of this order shipped in the fourth quarter of 2003. The rest of the order is expected to be shipped in the first half of 2004.

Competition

Competition for our custom-designed products comes from two primary sources: (1) other electronic contract manufacturing companies (“ECMs”) that provide similar design and manufacturing services, (2) less expensive off-the-shelf products in which there is a cost-benefit trade-off decision to be made by the customer.

We market our customization services and customized products to specific customers and niche-industries. This reduces competition from larger ECMs (Flextronics, Solectron, Plexus and others) because of the costs involved for them to run the smaller manufacturing volumes typical of these orders. We believe we differentiate ourselves from other competitors through the strength of our close relationships with our very large OEM partners (Sun, H-P, Alcatel, Bayer Diagnostics and others), our ability to offer and deliver complete turnkey product/service solutions in relatively short development cycles, our unique product set and our full service-after-the-sale offering. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market products.

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

Suppliers

During 2003, approximately 25% of all inventory purchased was manufactured by or for Sun and was purchased directly from Sun or through Sun’s distribution channel. We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands.

Customers

A significant amount of our revenues comes from a relatively small number of customers who are generally very large organizations, individually with hundreds of millions to several billions of dollars in annual revenues. A major strategic focus in 2003 was, and continues to be, further broadening and diversifying our customer base for both products and services. In 2003, our customers included eight Fortune Global 500 companies, three additional Fortune 500 companies and one additional Fortune 1000 company as listed by Fortune Magazine in July 2003. In 2002, our customers included five Fortune Global 500 companies and three additional Fortune 1000 companies as listed by Fortune Magazine in July 2002. In 2003, our four largest customers generated about 59% of our total sales. In 2002, our four largest customers generated about 70% of our total sales. In 2003, no one customer generated more than 27% of our sales. In 2003, nine customers generated 82% of the product sales compared to four customers generating 82% of the product sales in 2002. Two major customers (H-P and Sun) generated 82% of the 2003 service sales compared to the 95% of the service sales they generated in 2002. Having such small numbers of customers generating the majority of our sales creates significant risk. If the sales generated by either of our top two service customers declined significantly, or if product sales to one of our top product customers declined without additional service or product business to replace it, the results of our operations could be materially and adversely affected.

Patents and Trademarks

Since our products are based on existing technologies and custom-designed components generally developed under agreements with specific customers, the company currently owns no patents and has no patents pending.

In 2003, we received notice of the successful registration of the federal trade and service marks for the logo “PDSi” under Class 9 products and under Class 42 services.

The applications filed in 2001 for federal trade and service marks for “Pinnacle Data Systems” have been suspended and are awaiting the final disposition of other pending applications.

License and Royalty Agreements

In September 2003, by re-application, we renewed an OEM Customer License Agreement for Embedded Systems with Microsoft Licensing, Inc. (“Microsoft”) originally issued in 2002, pursuant to which we are licensed to embed binary copies of Microsoft operating systems (as delivered from Microsoft) in our products. The license agreement is for a term of one year expiring in September 2004. The license is renewable by re-application. The license can also be terminated earlier by Microsoft upon default by us as defined in the Agreement. These operating systems were required in product sales of approximately $500,000 in 2003 (approximately 3% of total product sales).

In April 2003, we entered into a Regional Reseller Agreement with Agilent Technologies to buy and resell Agilent Remote Management Products in the United States and Canada. The agreement includes a license to use, execute, reproduce, display and distribute Agilent software in object code for the purpose of integrating Agilent’s products with our, or our customers’, products. The agreement is for an original term of one year expiring in March 2004. The agreement automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The agreement may also be terminated earlier upon default by either party as defined in the agreement. These products were required in product sales of approximately $1.1 million in 2003 (approximately 7% of total product sales). This agreement was entered into to increase product offerings to our current and prospective customers.

In March 2003, we entered into a Design License Agreement with Sun, pursuant to which we have a limited licensed to develop, manufacture and sell to one specific customer a product based upon and using the Sun SPARCengine Classic-II Motherboard. The license agreement is for an original term of one year expiring in March 2004. The license may only be renewed by mutual written agreement signed by both parties. The license can be terminated earlier, for any reason or for specific reasons, by either party as defined in the Agreement. This technology was required in product sales of approximately $700,000 in 2003 (approximately 4% of total product sales).

In February 2003, by re-application, we renewed a Technology License and Distribution Agreement with Sun originally issued in 1994, pursuant to which we are licensed to distribute the Sun Solaris® operating system in our products. The license agreement is for an original term of three years expiring in February 2006. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. These operating systems were required in product sales of approximately $7.6 million in 2003 and $6.1 million in 2002 (approximately 49% and 72% of total product sales, respectively).

In November 2002, we entered into a Development, Distribution and Software License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products utilizing two Sun-developed software drivers to link our products to Sun computer systems. The license agreement is for a term of 18 months expiring in May 2004. The license is renewable by re-application. The license can also be terminated earlier for any reason or upon default by either party as defined in the Agreement. These drivers were required in an immaterial amount of product sales in 2003 but are expected to be used in a more significant number of sales in future years.

In August 2002, we were authorized by Sun to act as an OEM Technology Partner (“OTP”), pursuant to which we are authorized and licensed to buy Sun products at specific discount levels for the purpose of modifying them and/or integrating them into our products for resale to our OEM customers. This authorization can be terminated earlier without cause or upon default by either party as defined in the terms and conditions of the General Terms and iForce Business Terms exhibits attached to the OTP Letter of Authorization. This designation or its predecessor

Master Value-Added Integrator (MVAI) designation was required in product sales of approximately $7.3 million in 2003 and $6.0 million in 2002 (approximately 47% and 71% of total product sales, respectively).

In April 2002, we entered into a Software and Documentation License Agreement with Intel, pursuant to which we are licensed to incorporate the Intel 82544 Gigabit Ethernet Controller into our BlueswitchTM and derivative products. The license can be terminated by Intel upon default by us as defined in the Agreement. This controller was required in an immaterial amount of product sales in 2003 but is expected to be used in a more significant number of sales in future years.

In July 2001, we entered into a Reference Design License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun ULTRSPARC IIe technology. Training and support fees amounting to $35,000 were paid in connection with the license. The license agreement is for an original term of three years expiring in July 2004. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. This technology was required in product sales of approximately $900,000 in 2003 and $100,000 in 2002 (approximately 6% and 1% of total product sales, respectively).

In December 1999, we entered into a Reference Design License Agreement with Sun Microelectronics (“SME”), a division of Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun CP1400 board technology. The license agreement is for an original term of seven years expiring in December 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. This technology was required in product sales of an insignificant amount of sales in 2003 and approximately $700,000 in 2002 (approximately 0% and 8% of total product sales, respectively). The products requiring this technology are no longer in production.

In May 1999, we entered into a Reference Design License Agreement with SME, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun AXmp technology. Training and support fees amounting to $40,000 were paid in connection with the license. The license agreement is for an original term of seven years expiring in May 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. This technology was required in product sales of approximately $2.8 million in 2003 and $1.3 million in 2002 (approximately 18% and 15% of total product sales, respectively).

In October 1997, we entered into a Development and Manufacturing License Agreement with SME pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. The license agreement was for an original term of three years expiring in October 2000. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring October 2004. This technology was required in product sales of approximately $1.4 million in 2003 and $1.4 million in 2002 (approximately 9% and 17% of total product sales, respectively).

In May 1994, we entered into a Microprocessor Platform Design License Agreement with Sun, acting through its SPARC Technology Business Division, pursuant to which we are licensed to develop, manufacture and sell products based upon and utilizing the Sun SPARC microprocessor technology. The technology of this license is utilized in customer projects that began prior to 1997. It has not been utilized in any new customer projects since 1996. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. A license fee in the amount of $35,000 was paid in full upon execution of the license. The license agreement was for an original term of seven years expiring in 2001. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring in 2004. This technology was required in product sales of approximately $700,000 in 2003 and $1.0 million in 2002 (approximately 4% and 11% of total product sales, respectively). This technology was used in various non-recurring projects over the last two years.

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

Research and Development

There are research and development expenses in connection with designing new products. During 2003 and 2002, we incurred approximately $206,000 and $681,000, respectively, for research and development. These expenses were not paid directly by our customers, but are typically recouped over time as part of the cost of the developed products sold to customers.

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

Employees

As of December 31, 2003, we had a total of 97 employees, 96 of whom were full-time.

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

Item 3. Legal Proceedings

We are not and our property is not currently a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

Item	5. Market for Common Equity and Related Stockholder Matters

(a) Market Information. Since September 7, 2000, our common stock has traded on the American Stock Exchange under the stock symbol “PNS.” Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during 2003 and 2002.

	Range of Sales Prices
	High	Low
Fiscal Year 2003
Fourth quarter (ended December 31)	$3.16	$1.75
Third quarter (ended September 30)	2.55	1.02
Second quarter (ended June 30)	1.30	1.00
First quarter (ended March 31)	1.70	0.95

Fiscal Year 2002
Fourth quarter (ended December 31)	$1.80	$0.60
Third quarter (ended September 30)	1.29	0.50
Second quarter (ended June 30)	1.50	0.51
First quarter (ended March 31)	1.85	1.00

(b) Holders. On March 5, 2004, there were 93 holders of record of the Shares. Most of the Shares not held by officers and directors are held in street name.

(c) Dividends. During the past two years, we have not paid cash dividends. Payments of dividends are within the discretion of our board of directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2003 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 1995 Stock Option Plan (the “Employee Plan”), the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Robert Ostrander, the stock option agreement, effective June 23, 1999 between Pinnacle Data Systems, Inc., and Robert Ostrander, and the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	1,346,500	$2.00	2,218,200
Equity compensation plans not approved by security holders (2)	114,000	$0.79	0

Total	1,460,500	$1.91	2,218,200

(1)	Consists of the Employee Plan and the Director Plan.
(2)	Consists of the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Robert Ostrander, and the stock option agreement, effective June 23, 1999 between Pinnacle Data Systems, Inc., and Robert Ostrander. The material features of these agreements are described below.

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

This annual report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the four customers that made up approximately 59% of our revenue during 2003, increased competition, any adverse change in our business or our relationship with major technology partners, around whose computing platforms large portions of our business are based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, including those discussed under “Risk Factors” on page 20 of this report.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides products and technical services, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control. Our business model is a foundation of electronics repair and logistics programs (“Services”) that provide resources for the development and sale of high-potential PDSi-engineered and manufactured embedded hardware solutions for specific customers and niche-industry applications (“Products”).

After six years of profitable and accelerating growth (1995-2000), in 2001, capital spending in our customer’s markets virtually came to a standstill and we reported the worst results in the history of our company. In 2002, we shifted our focus from the product development to the services side of our business model and redeployed the majority of our resources to work on repair programs. By emphasizing the services side and only working on the product development projects that had the very highest probability for success, we returned to quarterly profitability. In 2003, the strength of the services business continued; the successful development projects of 2002 and the improving economy combined to increase product sales 86% and total sales 46%; and the Company achieved its second highest annual earnings in its history.

In 2003, we focused our product development efforts on products with the highest potential for profitable sales during the economic recovery period (predominantly customer-specific products) and cultivated long-term business relationships to provide product opportunities well into the future. In recognition of our technical expertise with Intel Corporation (Intel) products, we were awarded Intel Premier Provider status in 2003. This immediately led to new product opportunities; some leveraging our Sun SPARC expertise by requiring the integration of the two companies’ technologies. Our broad engineering capabilities also landed us an agreement to be the North American Reseller for Agilent’s Remote Management Diagnostics products; a relationship that resulted in significant revenues in 2003 and that we expect to take to new levels in 2004 and beyond. As the economy expands and capital spending increases, sales of products we design and manufacture represent our largest opportunity for growth.

We continued to devote significant effort to growing our service base by expanding the number of active programs with both current and new Fortune Global 500 technology OEM customers. For example, successful repair programs for Hewlett-Packard (H-P) servers and tape library equipment over the past two years led to the award of additional business in 2003, including the assembling and testing of new tape library units for H-P. We were also awarded a 2003 Sun Microsystems (Sun) Supplier Award for Meritorious Performance based on the repair service levels we provide Sun, raising our status as a preferred supplier for additional Sun repair programs. This award already helped win additional Sun repair work in 2004.

We exited 2003 with improved top and bottom lines and entered 2004 with:

–	more large customers actively ordering products than at any other time in our history,

–	more direct referrals from Fortune Global 500 stalwarts in the computer industry than at any time in our history,

–	more in-house experience selling and closing business through these kinds of partnerships, and

–	more award-winning technical capabilities than at any time in our history.

In 2004, we expect increased sales in both products and services and continued profitability to result from our rather modest, but very fruitful, spending in marketing and sales of the past few years. To fuel additional growth in 2004 and beyond, our plans include increasing our visibility in the marketplace by increasing the size of our marketing and sales team and making investments in our delivery infrastructure as required. Our past efforts have only begun to tap into the large markets for our services and products.

On the product side of the business, our marketing and sales efforts will continue to be on original equipment manufacturers (OEMs) in the medical diagnostic, commercial imaging, process control and telecommunications equipment industries-all very large markets that show definite signs of recovery. In addition, we will aggressively market Agilent’s remote diagnostics products, which are generating interest in new “design and build” programs with both current and prospective OEM customers.

The following discussions and analyses are for the year ended December 31, 2003 compared to the year ended December 31, 2002.

SALES

Sales for 2003 and 2002 were as follows:

($ thousands)	Year		% Change
	2003	2002
Total company	$22,884	$15,674	46%
Product	15,595	8,367	86%
Service	7,289	7,307	0%

The increase in product sales for 2003 was due to the addition of new product customers, for whom we began new build programs in late 2002 and 2003. The sales from these new programs comprised slightly more than half of total product sales. We believe that the increase in our customer base and in overall product sales reflects successful 2002 customer trials and the recent improvement in the economy and capital spending in general.

During the first quarter of 2003, H-P informed us that in the second quarter of 2003, the H-P-UNIX workstation repair program would be consolidated into printed circuit assembly repair operations in California. However, H-P expanded its tape library programs with us to include additional repair volume that substantially replaced the lost workstation repair sales. In 2003, other service sales also included $410,000 of engineering services compared to $36,000 in 2002. As was the case in 2002, H-P service sales represented slightly more than half of all service sales in 2003.

For 2003, the Company had four customers that generated revenues of approximately $5,986,000, $3,048,000, $2,337,000, and $2,242,000 or 26%, 13%, 10%, and 10% respectively, of total revenue. In the statements of operations, approximately $4,531,000 of the revenues from these customers is included in service sales and $9,082,000 is included in product sales. In addition, these customers represented 11%, 23%, 16%, and 24%, respectively, of accounts receivable at December 31, 2003.

GROSS PROFIT

Gross profits for 2003 and 2002 were as follows:

	Year		% Change
($ thousands)	2003	2002
Total company	$6,038	$4,609	31%
Product	3,594	1,610	123%
Service	2,444	2,999	-19%

The gross profits margin percentage for 2003 and 2002 were as follows:

	Year
	2003	2002
Total company	26%	29%
Product	23%	19%
Service	34%	41%

Product sales to new customers generally were lower value-added sales and, therefore, had lower margins on materials than the product sales to existing customers, but their additional contribution to overhead costs resulted in a slightly higher gross profit margin percentage for product sales in 2003, compared to 2002.

The decline in the service gross profit margin percentage in 2003 was attributable to component sales at cost and some additional expenses associated with the transfer of the H-P board business in the second quarter, as well as a lower margin mix of service program work in 2003.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) AND INTEREST EXPENSES

SG&A and interest expenses for 2003 and 2002 were as follows:

	Year		% Change
($ thousands)	2003	2002
SG&A expense	$5,147	$4,500	14%
Interest expense	85	128	-34%

Total expense	5,232	4,628	13%

The increase in SG&A expenses in 2003, which include R&D expense, was mostly attributable to incentive programs which helped lead to increases in sales and the return to profitability in 2003. The 14% increase in SG&A expenses was significantly less than the 46% increase in sales.

In 2003, a decreased use of the credit line due to the accumulation of six quarters of profits resulted in lower interest expense compared to 2002. Interest rates paid on the line of credit ranged from 4.00% to 4.50% in 2003, and from 3.90% to 5.00% in 2002. The average daily balance on the line of credit declined to $1.9 million in 2003 from $2.4 million in 2002.

INCOME TAXES AND NET INCOME/(LOSS)

The effective tax rate used for both 2003 and 2002 was 39%.

Income/(loss) before taxes, income taxes and net income/(loss) for 2003 and 2002 were as follows:

	Year
($ thousands)	2003	2002
Income/(loss) before income taxes	$806	$(19)
Income tax expense	333	—

Net income/(loss)	473	(19)

Earnings/(loss) per share for 2003 and 2002 were as follows:

	Year
	2003	2002
EPS:
Basic	$0.09	$(0.00)
Fully diluted	$0.08	$(0.00)
Weighted average number of shares outstanding:
Basic	5,526,978	5,503,984
Fully diluted	5,834,551	5,503,984

The improvement to net profits in 2003 from the near break-even losses in 2002 resulted primarily from an increase in product sales, and maintaining tight control of overall operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for 2003 and 2002 follows:

($ thousands)	12/31/03	12/31/02	% Change
Accounts receivable	$5,127	$2,087	146%
Inventory	2,023	2,750	-26%
Other current assets	674	871	-23%

Total	7,824	5,708	37%

A summary of changes in current liabilities for 2003 and 2002 follows:

($ thousands)	12/31/03	12/31/02	% Change
Line of credit	$2,487	$2,102	18%
Accounts payable	1,902	779	144%
Other current liab.	460	562	-18%

Total	4,849	3,443	41%

During 2003, $202,000 of cash was used by operating activities. Net income before depreciation and amortization, provision for doubtful accounts, inventory reserves, provision for deferred taxes and disposal of assets was $1,367,000. Additional cash was generated by reductions in inventory of $273,000, and prepaid expense and other current assets of $125,000, and by an increase in accounts payable and other current liabilities of $1,077,000. The amount of cash otherwise generated by operating activities was reduced by a net increase in accounts receivable of $3,044,000. The reduction in inventory was primarily attributable to sales to a large product customer in the first quarter of 2003 that consumed components that were on hand at December 31, 2002. Accounts receivable increased because sales in the two months prior to December 31, 2003 totaled approximately $6.5 million, compared to only approximately $2.5 million in the two months prior to December 31, 2002. The increase in accounts payable was also due to the higher sales and purchasing activity near the end of 2003 compared to the end of 2002.

In 2003, we used $152,000 of cash to purchase equipment, including computers and software, primarily to support new product customers and a new service program for the aerospace industry. We used $33,000 to pay off the balance of a three-year bank term note and we used $23,000 to retire a capital lease. The 46% increase in sales, the investment in assets and the retirement of the long-term debt were funded by net draws of $385,000 on our line of credit, representing an 18% increase in the line balance in 2003.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association (KeyBank) and is payable on demand and collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $5,000,000 as well as a sub-limit of $2,500,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at December 31, 2003 was $2,487,000. The borrowing base calculation on that date was the $5,000,000 maximum, resulting in an unused capacity of $2,513,000. We are not currently, and do not expect at this time to be, constrained by our credit limits. We were in compliance with all covenants of the line for the entire year of 2003.

On November 26, 2003, the line of credit was renewed until May 15, 2005. The maximum limit of the line was increased to $5,000,000 from $4,000,000, and the variable interest rate was decreased to prime from prime plus 0.25%. The terms of the line of credit were also made less restrictive. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

At any given point in time in the normal course of business, we have numerous outstanding purchase orders with our vendors to purchase inventory for use in the products that we sell to our customers or to use in performing repair services for our customers. Such orders are not recorded as liabilities in our balance sheet until the material is physically received from the vendors. We have no minimum purchase quantity requirements with any of our vendors.

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2003. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2003 and 2002.

Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2003 and 2002 amounted to $616,230 and $601,817, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on our Form 10-KSB for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

For product sales, we recognize revenue upon transference of the title to the products to the customer. For repair sales, we recognize revenue upon completion of the repair work and either shipment of the item back to the customer or, in the programs in which we also manage the customer’s inventory on our site, when we return the repaired item to the customer’s finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, we recognize revenue over the fiscal periods covered by the billing on a pro-rata basis. Our inventory and logistics management programs are billed monthly, with revenue recognized upon billing. For non-recurring engineering projects, we recognize revenue on a percentage-of-completion basis.

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

RISK FACTORS

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. If we are unable to manage our inventory, will not be able to satisfy customer demand. Our reliance on one or a few suppliers for inventory components could delay shipments and increase our costs. Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. Since we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk. Our products may have quality issues that could adversely affect our sales and reputation. We are dependent on significant customers, as noted in the “SALES” section above.

We depend on key employees and face competition in hiring and retaining qualified employees. Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

We expect our quarterly revenues, cash flows and operating results to fluctuate due to the fact that our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarter’s total sales occur in the last month and weeks and days of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

Business interruptions could adversely affect our business. Environmental regulations and costs could result in significant liabilities for us. Our credit rating is subject to downgrade. Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

Our stock price, like that of other technology companies, can be volatile. Our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations, technological developments, or the loss of key management or technical personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

Item 7. Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

FINANCIAL REPORT

DECEMBER 31, 2003 AND 2002

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc. (dba PDSi)

Groveport, Ohio

Independent Auditors’ Report

We have audited the accompanying balance sheets of Pinnacle Data Systems, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Columbus, Ohio

February 13, 2004

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$48,345	$35,705
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $15,000, respectively	5,126,632	2,087,692
Inventory	2,023,434	2,750,059
Prepaid expenses	197,270	320,700
Deferred income taxes	428,000	514,000

	7,823,681	5,708,156

PROPERTY AND EQUIPMENT
Leasehold improvements	226,693	218,844
Furniture and fixtures	331,991	329,921
Computer equipment and related software	2,264,719	2,125,297
Shop equipment	494,857	462,803

	3,318,260	3,136,865
Less accumulated depreciation and amortization	2,232,379	1,802,371

	1,085,881	1,334,494

OTHER ASSETS
Deposits	20,385	21,885
License agreement, less accumulated amortization of $32,595 and $18,528, respectively	9,606	23,672

	29,991	45,557

	$8,939,553	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$2,486,566	$2,101,869
Current portion of long-term debt	—	33,333
Current portion of capital lease obligation	—	22,759
Accounts payable	1,902,047	778,922
Accrued expenses:
Wages, payroll taxes and benefits	351,778	325,106
Income taxes	7,379	76,443
Other	100,953	104,697

	4,848,723	3,443,129

LONG-TERM LIABILITIES
Deferred income taxes	55,000	93,000

	4,903,723	3,536,129

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,539,796 and 5,518,870 shares issued and outstanding, respectively	2,172,281	2,161,656
Additional paid-in capital	502,095	501,506
Retained earnings	1,361,454	888,916

	4,035,830	3,552,078

	$8,939,553	$7,088,207

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002
SALES
Product sales	$15,595,152	$8,367,236
Service sales	7,288,866	7,306,493

	22,884,018	15,673,729

COST OF SALES
Product sales	12,000,903	6,757,011
Service sales	4,845,075	4,307,980

	16,845,978	11,064,991

GROSS PROFIT	6,038,040	4,608,738
OPERATING EXPENSES	5,147,325	4,500,109

INCOME FROM OPERATIONS	890,715	108,629

OTHER EXPENSE
Interest expense	85,177	127,686

INCOME/(LOSS) BEFORE INCOME TAXES	805,538	(19,057)
INCOME TAX EXPENSE	333,000	—

NET INCOME/(LOSS)	$472,538	$(19,057)

BASIC EARNINGS/(LOSS) PER COMMON SHARE	$0.09	$(0.00)

DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$0.08	$(0.00)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
BALANCE - December 31, 2001	5,483,204	$2,136,249	$501,506	$907,973	$3,545,728
Options and warrants exercised	35,666	25,407	—	—	25,407
Net loss	—	—	—	(19,057)	(19,057)

BALANCE - December 31, 2002	5,518,870	2,161,656	501,506	888,916	3,552,078
Options and warrants exercised	32,000	10,625	—	—	10,625
Treasury stock redeemed	(11,074)	—	—	—	—
Other proceeds from shareholders	—	—	589	—	589
Net income	—	—	—	472,538	472,538

BALANCE - December 31, 2003	5,539,796	$2,172,281	$502,095	$1,361,454	$4,035,830

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$472,538	$(19,057)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	575,173	542,389
Provision for doubtful accounts	5,000	—
Inventory reserves	264,221	603,333
Provision for deferred taxes	48,000	(15,000)
Gain/(loss) on disposal of property and equipment (Increase)/decrease in assets:	2,296	(8,000)
Accounts receivable	(3,043,940)	1,178,724
Inventory	272,858	(82,565)
Prepaid expenses and other assets	124,930	(191,913)
Refundable income taxes	—	393,649
Increase/(decrease) in liabilities:
Accounts payable	1,123,125	104,743
Accrued expenses and taxes	(46,136)	12,005
Unearned revenues	—	(7,991)

Total adjustments	(674,473)	2,529,374

Net cash provided by/(used in) operating activities	(201,935)	2,510,317

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(152,244)	(152,276)
Proceeds from sale of property and equipment	27,000	8,000

Net cash used in investing activities	(125,244)	(144,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	384,697	(2,269,819)
Principal payments on long-term debt	(33,333)	(133,334)
Principal payments on capital lease obligation	(22,759)	(24,827)
Proceeds from stock options exercised	10,625	—
Other proceeds from shareholders	589	25,407

Net cash provided by/(used) in financing activities	339,819	(2,402,573)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2003 and 2002

	2003	2002
INCREASE/(DECREASE) IN CASH	12,640	(36,532)
CASH - Beginning of year	35,705	72,237

CASH - End of year	$48,345	$35,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$81,880	$128,072

Income taxes paid, net of refunds	$355,063	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During 2003, the Company capitalized $189,545 of inventory as computer equipment.

During 2002, the Company capitalized $264,952 of inventory as computer equipment.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A.	Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides products and technical services, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

B.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.	Concentration of Credit Risk – Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

For 2003, the Company had four customers that generated revenues of approximately $5,986,000, $3,048,000, $2,337,000, and $2,242,000 or 26%, 13%, 10%, and 10% respectively, of total revenue. In the statements of operations, approximately $4,531,000 of the revenues from these customers is included in service sales and $9,082,000 is included in product sales. In addition, these customers represented 11%, 23%, 16%, and 24%, respectively, of accounts receivable at December 31, 2003.

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

D.	Revenue Recognition – For product sales, we recognize revenue upon transference of the title to the products to the customer. For repair sales, we recognize revenue upon completion of the repair work and either shipment of the item back to the customer or, in the programs in which we also manage the customer’s inventory on our site, when we return the repaired item to the customer’s finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, we recognize revenue over the fiscal periods covered by the billing on a pro-rata basis. Our inventory and logistics management programs are billed monthly, with revenue recognized upon billing. For non-recurring engineering projects, we recognize revenue on a percentage-of-completion basis.

E.	Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at December 31, 2003 and 2002 was comprised of the following (net of inventory reserves):

	2003	2002
Component parts (raw materials)	$1,501,213	$1,901,167
Work-in-process	129,088	269,916
Finished goods	393,133	578,976

	$2,023,434	$2,750,059

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2003 and 2002, the Company provided reserves of approximately $799,000 and $874,000, respectively, to reduce the carrying value of inventory.

F.	Statement of Cash Flows – For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2003 or 2002.

G.	Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are being amortized over the shorter of useful life or remaining lease term. Depreciation and amortization expense amounted to $561,107 and $528,722 for the years ended December 31, 2003 and 2002, respectively.

Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value.

H.	Advertising - All of the Company’s advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. The Company incurred approximately $14,000 and $12,000 in advertising costs in 2003 and 2002, respectively.

I.	Life Insurance - The Company has purchased, and is the beneficiary, of four term life insurance policies on key employees of the Company. The total amount of coverage at both December 31, 2003 and 2002 was $12,250,000.

J.	Stock-Based Compensation - The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value-based method, compensation cost is measured at the grant date based on the estimated fair value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma income and earnings/(loss) per share are as follows for the year ended:

	2003	2002
Net income/(loss) - as reported	$472,538	$(19,057)
Stock-based employee compensation expense - pro forma	112,020	202,523

Net income/(loss) - pro forma	$360,518	$(221,580)
Basic earnings/(loss) per common share-as reported	$.09	$(.00)
Diluted earnings/(loss) per common share-as reported	.08	(.00)
Basic earnings/(loss) per common share-pro forma	$.07	$(.04)
Diluted earnings/(loss) per common share-pro forma	.06	(.04)
Weighted-average fair value of options granted during the year	$1.85	$0.87

K.	Research and Development - Research and development costs are charged to operations when incurred. The amounts of research and development expense were $205,842 and $681,468 for 2003 and 2002, respectively.

L.	Product Warranty Policy – The Company provides a limited warranty for defects in material or workmanship on its products and its repair services. The warranty periods currently in effect range from one to two years. The warranty involves repairing or replacing any defective component returned within the warranty period. The warranty is limited to the original customer. The historical warranty cost of material has been nominal, as most components used in the Company’s products are warranted by the component supplier. In 2003, the Company experienced higher warranty costs than the historical levels, due to defects in components used in one customer product for a limited period of time. Engineering changes eliminated the problem for units built and sold after the changes. A limited number of units with those known defects remained under warranty at December 31, 2003.

The following summarizes the Company’s warranty liability for 2003:

Beginning balance	$0
Liability accrued	33,793
Expenditures made	12,500

Ending balance	$21,293

M.	RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS—SFAS No. 145, Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was effective for fiscal year 2003. The standard rescinds Financial Accounting Standards Board (“FASB”) Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, Accounting for Leases, so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, SFAS No. 145 the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 did not have a significant effect on the Company’s results of operations or its financial position.

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and could result in the Company recognizing the costs of future exit or disposal activities over a period of time as opposed to a single event. The adoption of SFAS No. 146 did not have a significant effect on the Company’s results of operations or its financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS No. 123 and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value method for stock options. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB decided to defer the effective date of certain provisions of SFAS No. 150. Management does not expect the adoption of this accounting pronouncement will have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures for the periods ended after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued FIN 46 (Revised), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply in the first fiscal year or interim period ending after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

N.	Reclassifications – Certain insignificant amounts for the year 2002 have been reclassified to conform with the 2003 presentation.

Note 2. Line of Credit

At December 31, 2003, the Company had a bank line of credit with a limit of $5,000,000 and monthly interest payments at prime. The effective rate was 4.00%. The Company was obligated for funds drawn against this line of credit in the amount of $2,486,566 and $2,101,869 at December 31, 2003 and 2002, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. On November 26, 2003, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $5,000,000 from $4,000,000 and is due and renewable by May 15, 2005. The unused capacity at December 31, 2003 was approximately $2,500,000.

Note 3. Stock Options and Warrants

The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan (the Plan) on December 19, 1995. Any employee who is granted a discretionary option upon vesting, may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company’s stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could have been granted under the plan, was 1,200,000 shares. Incentive options available under the plan must be granted by December 19, 2005. On February 16, 2000, the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 24, 2000, to increase the number of shares reserved for issuance pursuant to options to 2,400,000 common shares. Under the 1995 Stock Option Plan, 547,700 shares were reserved for future grants at December 31, 2003.

On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc., 2000 Director Stock Option Plan (Director Plan), which was subsequently approved by the shareholders on June 24, 2000. Under the Director Plan, 500,000 shares are reserved for issuance to Directors who are not employees of the Company (Outside Director). Any Outside Director who has been granted a discretionary option may upon vesting, purchase Company common stock over a ten-year period, at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors was made by entering into individual stock option agreements. Under the 2000 Director Stock Option Plan, 324,000 shares were reserved for future grants at December 31, 2003.

Although the Board of Directors has the authority to set other terms, the options are generally exercisable one year from the date of grant.

The following table is a summary of option activity:

Stock Option Plan	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Employee Stock Option Agreements
Outstanding, beginning of year	1,038,650	$1.84	1,158,650	$1.77
Granted	178,000	2.26	8,550	0.99
Exercised	32,000	0.85	109,000	0.84
Forfeited	14,150	2.83	19,550	3.08

Outstanding, end of year	1,170,500	$1.92	1,038,650	$1.84

Exercise price range of options outstanding	$0.63 to $5.25		$0.63 to $5.25

Director Stock Option Agreements
Outstanding, beginning of year	230,000	$1.81	230,000	$1.81
Granted	60,000	2.11	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of year	290,000	$1.88	230,000	$1.81

Exercise price range of options outstanding	$0.75 to $3.88		$0.75 to $3.88

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life (in years)	Weighted-average Exercise Price Per Share
$0.63 - 0.83	432,200	3.82	$0.75
$0.97 - 1.38	204,550	5.03	1.04
$1.82 - 2.59	589,250	7.79	2.26
$3.07 - 4.26	231,500	6.14	3.89
$4.69 - 5.25	3,000	6.80	4.88

Total	1,460,500	5.97	$1.91

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted-average Exercise Price Per Share
$0.63 - 0.83	432,200	$0.75
$0.97 - 1.38	204,550	1.04
$1.82 - 2.59	326,250	2.32
$3.07 - 4.26	231,500	3.89
$4.69 - 5.25	3,000	4.88

Total	1,197,500	$1.85

At December 31, 2002, 1,095,350 outstanding options were exercisable. The weighted-average exercise price for outstanding options was $1.75 at December 31, 2002.

The options outstanding at December 31, 2003 are exercisable through periods ranging from January 2004 through November 2013.

The fair value of each option grant disclosed in Note 1.K. is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended:

	2003	2002
Risk-free interest rate	4.5%	5.5%
Dividend yield	0%	0%
Volatility factor	84.29%	93.62%
Weighted average expected life in years	9	9

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates that are based upon historical volatility rates trended into the future. Because the Company’s stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide an accurate measure of the fair value of the Company’s options.

Note 4. Operating Leases

The Company leases its operating facility under an operating lease that expires in 2009.

Minimum future lease payments under the operating lease as of December 31, 2003 are as follows:

2004	$568,274
2005	589,216
2006	589,216
2007	589,216
2008	589,216
Thereafter	196,406

$3,121,544

Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2003 and 2002 amounted to $616,230 and $601,817, respectively.

Note 5. Profit Sharing and 401(k) Savings Plan

The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with three months of service. Under the plan, employees may elect to defer a portion of their salary, subject to Internal Revenue Code limits.

The Company, at its discretion, may match up to 100% of employee contributions up to 6% of wages deferred with an annual maximum contribution $4,500 per employee. The Company elected not to make a matching contribution for 2003 or 2002.

Note 6. Income Taxes

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

Net deferred tax assets in the accompanying balance sheets include the following components:

	2003	2002
Assets
Inventory reserves	$316,000	$400,000
Allowance for doubtful accounts	8,000	6,000
Alternative minimum tax carryforward	—	7,000
State net operating loss carryforward	—	13,000
Uniform capitalization	32,000	63,000
Bonus accrual	72,000	1,000
Vacation accrual	—	26,000
Other	—	5,000

	$428,000	$521,000

Liabilities
Depreciation	$55,000	$93,000
Other	—	7,000

	$55,000	$100,000

The components of the tax expense (benefit) for the year ended December 31, were as follows:

	2003	2002
Current:
Federal	$254,000	$15,000
State and local	31,000	—

	285,000	15,000

Deferred:
Federal	30,000	(12,000)
State and local	18,000	(3,000)

	48,000	(15,000)

Total	$333,000	$—

The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:

	2003	2002
Income tax provision at statutory rate	$274,000	$(6,000)
Add:
Tax effect of permanent differences	9,000	7,000
State income taxes, net of federal income tax provision	33,000	(2,000)
Other, net	1,000	1,000

Total income tax provision	$317,000	$0

The Company’s income tax payable for federal, state, and local purposes has been reduced by the tax benefits associated with the exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock at the time of exercise and the option price, tax effected. These tax benefits were credited directly to additional paid-in capital, reduced taxes payable, and amounted to $0 and $4,000 for the years ended December 31, 2003 and 2002, respectively.

Note 7. Earnings/(Loss) Per Common and Common Equivalent Share

Earnings/(loss) per common and common equivalent share were computed by dividing net earnings/(loss) by the weighted average number of shares of common stock outstanding during the year. At December 31, 2002, all potential common stock is considered anti-dilutive due to the net loss.

	For the Year Ended 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$472,538	5,526,978	$0.09

Effect of Dilutive Securities
Options	0	307,573

Diluted EPS
Income available to common stockholders and assumed conversions	$472,538	5,834,551	$0.08

Note 8. Operating Segments

The Company’s reportable segments are Product and Service and are described in Item 1 of the Company’s form 10KSB, including a discussion of principle markets and distribution. The “Other” column listed below reflects working groups of the Company that are not allocated to segments, such as engineering, finance, human resources, quality systems, and executive management. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the product and service segments and its coverage of the other administrative expenses of the Company.

Segment information for the years ended December 31, 2003 and 2002, was as follows:

	2003
	Product	Service	Other	Total
Sales	$15,595,152	$7,288,866	$—	$22,884,018
Gross profit	3,594,249	2,443,791	—	6,038,040
Operating earnings (loss)	1,653,883	1,274,128	(2,037,296)	890,715
Depreciation and amortization	260,479	121,813	192,881	575,173
Interest expense	—	—	85,177	85,177
Total assets	5,723,996	1,123,461	2,092,096	8,939,553
Capital expenditures	255,840	66,588	19,361	341,789

	2002
	Product	Service	Other	Total
Sales	$8,367,236	$7,306,493	$—	$15,673,729
Gross profit	1,610,225	2,998,513	—	4,608,738
Operating earnings (loss)	135,652	1,830,254	(1,857,277)	108,629
Depreciation and amortization	222,839	131,615	187,935	542,389
Interest expense	—	—	127,686	127,686
Total assets	2,298,309	2,508,852	2,281,046	7,088,207
Capital expenditures	28,204	89,645	299,379	417,228

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

As of the Evaluation Date, there were no significant changes in the Company’s internal controls that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information about our directors, nominees for directors and our executive officers is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Proposal One: Election of Directors.”

Item 10. Executive Compensation

Information regarding executive compensation is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of beneficial owners and management is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 12. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Proposal One: Election of Directors.”

Item 13. Exhibits and Reports on Form 8-K

(a) LISTING OF EXHIBITS. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(q)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Third Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 23, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(v)	Fourth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated July 31, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(y)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc, and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(z)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(aa)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Contained herein.

10(ab)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Contained herein.

10(ac)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ad)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Contained herein.

10(ae)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Contained herein.

23	Independent Auditors’ Consent	Contained herein.

24	Powers of Attorney	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2003.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2003.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2003.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2003.	Contained herein.

(b) REPORTS ON FORM 8-K

On October 22, 2003, Pinnacle Data Systems, Inc. furnished a current report on Form 8-K under Item 12 of Form 8-K reporting the issuance of a news release on October 22, 2003 announcing its earnings for the three month period ending September 27, 2003.

(c) EXHIBITS

The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

Item 14. Principal Accountant Fees and Services

Information regarding the Company’s principal accountant fees and services is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Independent Auditors”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date : March 24, 2004	By	/s/ John D. Bair
John D. Bair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Bair John D. Bair	Chairman, President, Chief Executive Officer (principal executive officer)	March 24, 2004

/s/ Michael R. Sayre Michael R. Sayre	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and principal accounting officer), and Director	March 24, 2004

C. Robert Hahn* C. Robert Hahn	Vice President – Operations and Director	March 24, 2004

Hugh C. Cathey* Hugh C. Cathey	Director	March 24, 2004

Paul H. Lambert* Paul H. Lambert	Director	March 24, 2004

Thomas M. O’Leary* Thomas M. O’Leary	Director	March 24, 2004

Robert V.R. Ostrander* Robert V.R. Ostrander	Director	March 24, 2004

David C. Swaddling* David C. Swaddling	Director	March 24, 2004

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/s/ John D. Bair	March 24, 2004
/s/ John D. Bair Attorney-in-Fact