Form 10QSB
period 2004-03-27
PINNACLE DATA SYSTEMS INC
filed 2004-05-17
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

(614) 748-1150

(Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date                     5,547,796 common shares, without par value, as of May 12, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	March 27, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$53,063	$48,345
Accounts receivable, net of allowance for doubtful accounts of $20,000	5,394,617	5,126,632
Inventory	3,124,633	2,023,434
Prepaid expenses	340,656	197,270
Deferred income taxes	428,000	428,000

	9,340,969	7,823,681

PROPERTY AND EQUIPMENT
Leasehold improvements	231,141	226,693
Furniture and fixtures	331,991	331,991
Computer equipment and related software	2,300,218	2,264,719
Shop equipment	496,628	494,857

	3,359,978	3,318,260
Less accumulated depreciation and amortization	2,373,908	2,232,379

	986,070	1,085,881

OTHER ASSETS
Deposits	20,385	20,385
License agreement, less accumulated amortization of $36,111 and $32,595, respectively	6,089	9,606

	26,474	29,991

	$10,353,513	$8,939,553

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	March 27, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,888,015	$2,486,566
Accounts payable	3,060,477	1,902,047
Accrued expenses:
Wages, payroll taxes and benefits	526,090	351,778
Income taxes	232,202	7,379
Other	167,715	100,953
Unearned revenue	24,730	—

	5,899,229	4,848,723

LONG-TERM LIABILITIES
Deferred income taxes	55,000	55,000

	5,954,229	4,903,723

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,540,796 and 5,539,796 shares issued and outstanding, respectively	2,173,271	2,172,281
Additional paid-in capital	502,095	502,095
Retained earnings	1,723,918	1,361,454

	4,399,284	4,035,830

	$10,353,513	$8,939,553

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

Quarters Ended March 27, 2004 and March 29, 2003

	2004	2003
SALES
Product sales	$5,429,462	2,202,876
Service sales	1,618,210	1,956,281

	7,047,672	4,159,157

COST OF SALES
Product sales	3,846,742	1,759,689
Service sales	923,843	1,159,549

	4,770,585	2,919,238

GROSS PROFIT	2,277,087	1,239,919

OPERATING EXPENSES	1,641,482	1,094,415

INCOME FROM OPERATIONS	635,605	145,504

OTHER EXPENSE
Interest expense	22,141	22,401

INCOME BEFORE INCOME TAXES	613,464	123,103

INCOME TAX EXPENSE	251,000	48,000

NET INCOME	$362,464	$75,103

BASIC EARNINGS PER COMMON SHARE	$0.07	$0.01

DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.01

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Quarters Ended March 27, 2004 and March 29, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362,464	$75,103

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,046	140,876
Inventory reserves	51,036	53,059
(Increase)/decrease in assets:
Accounts receivable	(267,985)	(585,455)
Inventory	(1,168,230)	104,227
Prepaid expenses and other assets	(143,386)	76,591
Increase/(decrease) in liabilities:
Accounts payable	1,158,430	329,684
Accrued expenses and taxes	465,897	(154,840)
Unearned revenues	24,730	—

Total adjustments	265,538	(35,858)

Net cash provided by operating activities	628,002	39,245

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25,723)	(12,409)

Net cash used in investing activities	(25,723)	(12,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(598,551)	229,737
Principal payments on long-term debt	—	(33,333)
Principal payments on capital lease obligation	—	(6,207)
Proceeds from stock options exercised	990	—

Net cash provided by/(used) in financing activities	(597,561)	190,197

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Quarters Ended March 27, 2004 and March 29, 2003

	2004	2003
INCREASE IN CASH	4,718	217,033

CASH - Beginning of quarter	48,345	35,705

CASH - End of quarter	$53,063	$252,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$22,097	$14,774

Income taxes paid, net of refunds	$27,800	$63,500

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During the first quarter of 2004, the Company capitalized $15,995 of inventory as computer equipment.

During the first quarter of 2003, the Company capitalized $5,480 of inventory as computer equipment.

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note	1. Organization

Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides products and technical services, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the aerospace computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2. Summary of Significant Accounting Policies

The Company divides its fiscal calendar into 4 periods or “quarters”. It is intended that each quarter consist of thirteen weeks. The first quarter of each year begins on January 1 and the fourth quarter ends on December 31. Depending on what day of the week January 1 falls, the first quarter may contain a few days less than thirteen full weeks and the fourth quarter may contain a few days more than thirteen full weeks. The first quarter of 2004 ended on March 27 and contained 87 days. The first quarter of 2003 ended on March 29 and contained 88 days.

The balance sheets as of March 27, 2004 and December 31, 2003, and the statements of income and cash flows for the quarters ended March 27, 2004 and March 29, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of income and changes in cash flows for all periods presented have been made.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 annual report on Form 10-KSB. The results of operations for the period ended March 27, 2004 are not necessarily indicative of the results for the full year.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB decided to defer the effective date of certain provisions of SFAS No. 150. Management does not expect the adoption of this accounting pronouncement to have a material impact on the Company’s consolidated financial statements.

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

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Options

During the quarter ended March 27, 2004, the Company’s stock options activity and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2003	1,460,500	$1.91
Granted	25,000	1.90
Exercised	1,000	0.99
Forfeited	11,350	3.49

Outstanding, March 27, 2004	1,473,150	$1.90

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the first quarter of 2004 because all stock options were granted at an exercise price equal to the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the quarter ending March 27, 2004 would have been as follows:

	2004	2003
Net income, as reported	$362,464	$75,103
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(73,562)	(20,447)

Net income, pro forma	$288,902	$54,626

Earnings per common share, basic:
As reported	$0.07	$0.01
Pro forma	$0.05	$0.01
Earnings per common share, diluted
As reported	$0.06	$0.01
Proforma	$0.05	$0.01

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Options (continued)

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter:

Risk-free interest rate	4.41%
Dividend yield	0%
Volatility factor	84.05%
Weighted average expected life in years	9.0

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

The Company, at its discretion, may match up to 100% of employee contributions up to 6% of wages deferred with an annual maximum contribution of $4,500 per employee. The Company elected to make a 15% match of employee contributions in the first quarter of 2004 in the amount of approximately $9,000. The Company elected not to make matching contributions for the first quarter of 2003.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the quarter

	For the Quarter Ended March 27, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$362,464	5,540,244	$0.07

Effect of Dilutive securities
Options		449,786

Diluted EPS
Income available to common stockholders and assumed conversions	$362,464	5,990,030	$0.06

	For the Quarter Ended March 29, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$75,103	5,518,870	$0.01

Effect of Dilutive securities
Options		221,227

Diluted EPS
Income available to common stockholders and assumed conversions	$75,103	5,740,097	$0.01

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Quarter Ended March 27, 2004			Total
	Product Sales	Service Sales	Other
Sales	$5,429,462	$1,618,210	$—	$7,047,672
Gross profit	1,582,720	694,367	—	2,277,087
Income from operations	1,067,353	268,601	(700,349)	635,605
Depreciation and amortization	70,034	30,009	45,002	145,045
Interest expense	—	—	22,141	22,141
Total assets	7,215,553	1,099,014	2,038,946	10,353,513
Capital expenditures	34,084	7,634	—	41,718

	Quarter Ended March 29, 2003			Total
	Product Sales	Service Sales	Other
Sales	$2,202,876	$1,956,281	$—	$4,159,157
Gross profit	443,187	796,732	—	1,239,919
Income from operations	94,617	442,008	(391,120)	145,505
Depreciation and amortization	58,987	31,587	50,302	140,876
Interest expense	—	—	22,401	22,401
Total assets	3,148,452	2,861,001	1,518,899	7,528,352
Capital expenditures	12,465	5,424	—	17,889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This quarterly report, including the following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the six customers that make up approximately 79% of our revenue during the first quarter of 2004, increased competition, any adverse change in our business or our relationship with major technology partners, around whose computing platforms a large portion of our business are based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

The following discussions and analyses are for the quarter ended March 27, 2004 compared to the quarter ended March 29, 2003.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides products and technical services, encompassing the development and production of embedded (built-in) computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the aerospace computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control. Our business model is a foundation of electronics repair and logistics programs (“Services”) that provide resources for the development and sale of high-potential PDSi-engineered and manufactured embedded hardware solutions for specific customers and niche-industry applications (“Products”).

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

We have continued to devote significant effort to growing our service base by expanding the number of active programs with both current and new Fortune Global 500 technology OEM customers. For example, successful repair programs for Hewlett-Packard (H-P) servers and tape library equipment over the past two years led to the award of additional business in 2003, including the assembling and testing of new tape library units for H-P. We were also awarded a 2003 Sun Microsystems (Sun) Supplier Award for Meritorious Performance based on the repair service levels we provide Sun, raising our status as a preferred supplier for additional Sun repair programs. This award already helped win additional Sun repair work in the first quarter of 2004.

We exited 2003 with improved top and bottom lines and entered 2004 with:

more large customers actively ordering products than at any other time in our history,

more direct referrals from Fortune Global 500 stalwarts in the computer industry than at any time in our history,

more in-house experience selling and closing business through these kinds of partnerships, and more award-winning technical capabilities than at any time in our history.

For the full year of 2004, we expect increased sales in both products and services and continued profitability to result from our rather modest, but very effective, spending in marketing and sales of the past few years. To fuel additional growth in 2004 and beyond, our plans include increasing our visibility in the marketplace by increasing the size of our marketing and sales team and making investments in our delivery infrastructure as required. Our past efforts have only begun to tap into the large markets for our services and products.

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

SALES

Sales for the first quarter of 2004 and 2003 were as follows:

($ thousands)	2004	2003	% Change
Total company	$7,048	$4,159	69%
Product	5,430	2,203	146%
Service	1,618	1,956	-17%

Product sales in the first quarter of 2004 were up 146% from the comparable period in 2003, as medical diagnostic, digital imaging, remote management diagnostic, aerospace and telecommunications product shipments improved significantly over 2003. Current bookings, including a $4 million telecommunication order, are expected to result in record sales and continued strong earnings for the second quarter. However, most of our customers continue to place orders or forecast requirements for only about three months at any given time, which continues to make it difficult to forecast product sales beyond one quarter.

Service sales in the first quarter of 2004 resumed a sequential quarter upward trend from $1.3 million in the fourth quarter of 2003, however, representing a 17% decrease from approximately $2.0 million for the first quarter in 2003. In the first half of 2003, the overlapping of significant in-coming and out-going Hewlett-Packard Company repair programs were producing quarterly record service sales.

For the first quarter of 2004, the Company had four customers that generated revenues of approximately $2,108,000, $907,000, $712,000, and $693,000 or 30%, 13%, 10%, and 10% respectively, of total revenue. In the statements of income, approximately $1,478,000 of the revenues from these customers is included in service sales and $2,935,000 is included in product sales. In addition, these customers represented 35%, 11%, 10%, and 4%, respectively, of accounts receivable at March 27, 2004.

GROSS PROFIT

Gross profit for the first quarter of 2004 and 2003 was as follows:

($ thousands)	2004	2003	% Change
Total company	$2,277	$1,240	84%
Product	1,583	443	257%
Service	694	797	-13%

The gross profit margin percentages for 2004 and 2003 were as follows:

	2004	2003
Total company	32%	30%
Product	29%	20%
Service	43%	41%

The gross profit margin percentage on products increased in the 2004 quarter from the 2003 quarter on the increase in volume and the more profitable mix of products shipped in 2004. The improvement in the service sales gross profit margin reflects the fact that, while the overlapping of repair programs in 2003 resulted in higher sales volume, the beginning and ending of those programs resulted in incremental costs that reduced margin percentages.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative (SG&A), and research and development (R&D), and interest expenses for the first quarter of 2004 and 2003 were as follows:

($ thousands)	2004	2003	% Change
Operating expenses	$1,642	$1,094	50%
Interest expense	22	22	0%

Total expense	1,664	1,116	49%

For the first quarter of, 2004, operating expenses, including selling, general and administrative (SG&A) expenses, increased due to costs directly tied to our increasing sales and profitability and investment in the company’s growth. In the first quarter of 2004, operating expenses were 72% of gross profit generated compared to 88% in the first quarter of 2003.

INCOME TAXES AND NET INCOME

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first quarter of 2004 was 41%, compared to 39% in 2003.

Income before taxes, income taxes and net income for the first quarter of 2004 and 2003 were as follows:

($ thousands)	2004	2003	% Change
Income before income taxes	$613	$123	398%
Income taxes	251	48	423%

Net income	$362	$75	383%

Earnings per share for the first quarter of 2004 and 2003 were as follows:

	2004	2003	Change
Basic EPS	$0.07	$0.01	600%
Fully diluted EPS	$0.06	$0.01	500%

Weighted average number of shares outstanding:
Basic	5,540,244	5,518,870
Fully diluted	5,990,030	5,740,097

The improvement to net income in 2004 resulted directly from the increase in product sales.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the quarter is as follows:

($ thousands)	3/27/04	12/31/03	% Change
Accounts receivable	$5,394	$5,127	5%
Inventory	3,125	2,023	54%
Other current assets	822	674	22%

Total	$9,341	$7,824	19%

A summary of changes in current liabilities for the quarter is as follows:

($ thousands)	3/27/04	12/31/03	% Change
Line of credit	$1,888	$2,487	-24%
Accounts payable	3,060	1,902	61%
Other current liabilities	951	460	107%

Total	$5,899	$4,849	22%

During the first quarter of 2004, $628,000 of cash was generated by operating activities. Net income before depreciation, and inventory reserve increases was $559,000. Additional cash was generated by increases in accounts payable of $1.2 million, and other current liabilities of $491,000. The amount of cash generated by operating activities was reduced by an increase in accounts receivable of $268,000, an increase in inventory of $1.2 million and by an increase in prepaid expenses and other current assets of $144,000. The increase in inventory was primarily attributable to a $4 million telecommunications order for large, complex units that require longer lead times for components and longer assembly times than most product sales. Shipments against that order started in March and are expected to be completed by mid-year 2004. Accounts receivable increased because 56% of the quarter’s sales were shipped in March. The increased inventory purchases for the $4 million telecommunications order directly resulted in the corresponding increase in accounts payable. The increased level of net income resulted in a corresponding increase to income taxes payable.

For the first quarter of 2004, we used $26,000 of cash generated by operating activities to purchase equipment, including computers and software. We also transferred $16,000 of equipment to fixed assets from inventory.

We used the cash generated by operations to pay down our line of credit by $599,000. However, we expect to use the line of credit to finance the additional inventory for the telecommunications order until payment is received from the customer. The terms of the order afford protection against inventory risk.

The increase in other current assets was primarily due to an accumulation of costs of a laboratory unit shipped in March as part of that large telecommunications order. By agreement with the customer, two laboratory units for testing and development included in the total order will be unbilled individually, but included in the overall pricing of the other units. To properly match revenue and expenses, corresponding costs will also be allocated over the remainder of the units in the order.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association (KeyBank) and is payable on demand and collateralized by substantially all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $5,000,000 as well as a sub-limit of $2,500,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit at this time. The balance on the line of credit at March 29, 2003 was $1,888,000. The borrowing base on that date was the maximum of $5,000,000, resulting in an unused capacity (the excess of the borrowing base calculation over the amount drawn) of $3,112,000. We were in compliance with all covenants of the line for the quarter ended March 27, 2004.

On November 26, 2003, the line of credit was renewed until May 15, 2005. The maximum limit of the line was increased to $5,000,000 from $4,000,000, and the variable interest rate was decreased to prime from prime plus .25%. The terms of the line of credit were also made less restrictive.

In order to fund working capital to fulfill the second quarter customer product orders referenced above, on May 7, 2004, we entered into an additional 120-day $2,000,000 term loan agreement with the bank. The intent and effect of the loan was to temporarily increase the limit of the line of credit from $5,000,000 to $7,000,000. The $2,000,000 of proceeds from the term loan was applied to the outstanding line of credit balance, reducing its balance by $2,000,000. The incremental $2,000,000 loan has the same interest rate as the line of credit. For the duration of the term loan, the collateralization and covenants of the two loans are combined as if they were one loan facility. The $2,500,000 inventory collateral sub-limit of the line of credit was increased to $3,500,000 for the duration of the term loan.

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

Additional financing may be needed to support the future growth plans of the company. We are evaluating an acquisition strategy that may be financed by the issuance of additional common or preferred stock that has already been authorized by the shareholders. Those shares may be issued by approval of the Board of Directors. Acquisitions being evaluated provide services similar to those of the Company that are, or can be made, accretive in a short period of time; that bring large OEM customer relationships with potential additional business for the combined company (that neither company would get on their own); and that bring resources, in terms of people, processes and systems, that increase the scalability of the combined businesses.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A) Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(b)*	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)*	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(i)*	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)*	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)*	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)*	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(q)*	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Third Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 23, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(v)	Fourth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated July 31, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(y)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc, and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003

10(z)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003

10(aa)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ab)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ac)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ad)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ae)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(af)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004.	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the year quarter ended March 27, 2004.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 27, 2004.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 27, 2004.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 27, 2004.	Contained herein.

(B)	Reports on Form 8-K.

On February 20, 2004, Pinnacle Data Systems, Inc. furnished a current report on Form 8-K under Item 12 of Form 8-K reporting the issuance of a news release on February 18, 2004 announcing its earnings for the three-month period ending December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: May 13, 2004	/s/ Michael R. Sayre
Michael Sayre, Executive Vice President and Chief Financial Officer

Date: May 13, 2004	/s/ Thomas J. Carr
Thomas J. Carr, Controller