Form 10QSB
period 2004-06-26
PINNACLE DATA SYSTEMS INC
filed 2004-08-13
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

(614) 748-1150

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 5,586,806 common shares, without par value, as of August 10, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	June 26, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$62,685	$48,345
Accounts receivable, net of allowance for doubtful accounts of $20,000	5,905,791	5,126,632
Inventory	3,758,747	2,023,434
Other prepaid expenses	77,785	197,270
Deferred income taxes	428,000	428,000

	10,233,008	7,823,681

PROPERTY AND EQUIPMENT
Leasehold improvements	241,933	226,693
Furniture and fixtures	350,141	331,991
Computer equipment and related software	2,351,662	2,264,719
Shop equipment	498,008	494,857

	3,441,744	3,318,260
Less accumulated depreciation and amortization	2,513,849	2,232,379

	927,895	1,085,881

OTHER ASSETS
Deposits	20,385	20,385
License agreement, less accumulated amortization of $39,628 and $32,595, respectively	2,572	9,606

	22,957	29,991

	$11,183,860	$8,939,553

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	June 26, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit and short term note	$2,938,634	$2,486,566
Accounts payable	2,255,484	1,902,047
Accrued expenses:
Wages, payroll taxes and benefits	737,049	351,778
Income taxes	55,802	7,379
Other	168,387	100,953
Unearned revenue	15,657	—

	6,171,013	4,848,723

LONG-TERM LIABILITIES
Deferred income taxes	55,000	55,000

	55,000	55,000

	6,226,013	4,903,723

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,586,806 and 5,539,796 shares issued and outstanding, respectively	2,234,419	2,172,281
Additional paid-in capital	502,095	502,095
Retained earnings	2,221,333	1,361,454

	4,957,847	4,035,830

	$11,183,860	$8,939,553

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(unaudited)		(unaudited)
SALES
Product sales	$9,774,835	$3,463,543	$15,204,297	$5,666,419
Service sales	1,504,759	2,307,789	3,122,969	4,264,070

	11,279,594	5,771,332	18,327,266	9,930,489

COST OF SALES
Product sales	7,648,924	2,643,902	11,495,666	4,403,591
Service sales	954,935	1,522,174	1,878,777	2,681,723

	8,603,859	4,166,076	13,374,443	7,085,314

GROSS PROFIT	2,675,735	1,605,256	4,952,823	2,845,175

OPERATING EXPENSES	1,798,808	1,288,704	3,440,290	2,383,119

INCOME FROM OPERATIONS	876,927	316,552	1,512,533	462,056

OTHER EXPENSE
Interest expense	32,512	22,468	54,654	44,869

INCOME BEFORE INCOME TAXES	844,415	294,084	1,457,879	417,187

INCOME TAX EXPENSE	347,000	115,000	598,000	163,000

NET INCOME	$497,415	$179,084	$859,879	$254,187

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.03	$0.16	$0.05

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.03	$0.14	$0.04

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Two Quarters Ended June 26, 2004 and June 28, 2003

	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$859,879	$254,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,982	279,538
Inventory reserves	119,070	145,798
Loss on disposal of equipment	(87)	1,289
(Increase)/decrease in assets:
Accounts receivable	(779,159)	(1,404,971)
Inventory	(1,897,676)	70,546
Prepaid expenses and other assets	119,485	116,916
Increase/(decrease) in liabilities:
Accounts payable	353,437	722,425
Accrued expenses and taxes	501,128	51,547
Unearned revenues	15,657	27,700

Total adjustments	(1,278,163)	10,788

Net cash provided by/(used in) operating activities	(418,284)	264,975

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81,747)	(48,921)
Proceeds from sale of property and equipment	165	—

Net cash used in investing activities	(81,582)	(48,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	452,068	(136,601)
Principal payments on long-term debt	—	(33,333)
Principal payments on capital lease obligation	—	(12,415)
Proceeds from stock options exercised	62,138	—
Other proceeds from shareholders	—	589

Net cash provided by/(used in) financing activities	514,206	(181,760)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Two Quarters Ended June 26, 2004 and June 28, 2003

	2004	2003
INCREASE IN CASH	14,340	34,294

CASH - Beginning of period	48,345	35,705

CASH - End of period	$62,685	$69,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$53,278	$44,479

Income taxes paid, net of refunds	$549,577	$131,500

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During 2004, the company capitalized $43,293 of inventory as computer equipment.

During 2003, the company capitalized $136,719 of inventory as computer equipment.

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Organization

Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides technical services, encompassing the development and production of computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the aerospace computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2.	Summary of Significant Accounting Policies

The Company divides its fiscal calendar into 4 periods or “quarters”. It is intended that each quarter consist of thirteen weeks. The first quarter of each year begins on January 1 and the fourth quarter ends on December 31. Depending on what day of the week January 1 falls, the first quarter may contain a few days less than thirteen full weeks and the fourth quarter may contain a few days more than thirteen full weeks. The second quarter of 2004 ended on June 26 and contained 91 days. The second quarter of 2003 ended on June 28 and also contained 91 days. The first two quarters of 2004 contained 178 days and the first two quarters of 2003 contained 179 days.

The balance sheet as of June 26, 2004, and the statements of income and cash flows for the two quarters ended June 26, 2004 and June 28, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of income and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 annual report on Form 10-KSB. The results of operations for the period ended June 26, 2004 are not necessarily indicative of the results for the full year.

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

Note 3.	Line of Credit

On May 7, 2004, the Company entered into an additional 120-day $2,000,000 term loan agreement with its bank. The intent and effect of the loan was to temporarily increase the limit of the line of credit from $5,000,000 to $7,000,000. The $2,000,000 of proceeds from the term loan were applied to the outstanding line of credit balance, reducing its balance by $2,000,000. The incremental $2,000,000 loan has the same interest rate as the line of credit. For the duration of the term loan, the collateralization and covenants of the two loans are combined as if they are one loan facility. Consequently, the combined outstanding balance of the two loan facilities is presented as one amount on the Company’s balance sheet. The $2,500,000 inventory collateral sub-limit of the line of credit was increased to $3,500,000 for the duration of the term loan.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4	Stock Options

During the two quarters ended June 26, 2004, the Company’s stock option activities and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2003	1,460,500	$1.91
Granted	25,000	1.90
Exercised	(51,000)	1.57
Forfeited	(60,050)	2.07

Outstanding, June 26, 2004	1,374,450	$1.91

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the first two quarters of 2004 because all stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the two quarters ending June 26, 2004 and June 28, 2003 would have been as follows:

	Second Quarter		Two Quarters
	2004	2003	2004	2003
Net income, as reported	$497,415	$179,084	$859,879	$254,187
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(68,754)	(23,632)	(137,507)	(52,853)

Net income, pro forma	428,661	155,452	722,372	201,334

Earnings per common share, basic:
As reported	$0.09	$0.03	$0.16	$0.05
Pro forma	$0.08	$0.03	$0.13	$0.04
Earnings per common share, diluted:
As reported	$0.08	$0.03	$0.14	$0.04
Pro forma	$0.07	$0.03	$0.12	$0.04

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4	Stock Options (continued)

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the two quarters ended June 26, 2004:

Risk-free interest rate	4.41%
Dividend yield	0%
Volatility factor	84.05%
Weighted average expected life in years	9.0

Note 5.	Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 6.	Profit Sharing and 401(k) Savings Plan

The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with three months of service. Under the plan, employees may elect to defer a portion of their salary, subject to Internal Revenue Code limits.

The Company, at its discretion, may match up to 100% of employee contributions up to 6% of wages deferred with an annual maximum contribution of $4,500 per employee. The Company elected to make a 15% match of employee contributions in the first two quarters of 2004 in the amount of approximately $19,500. The Company elected not to make matching contributions for the first two quarters of 2003.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.	Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the quarter.

	For the quarter ended 6/26/2004			For the two quarters ended 6/26/2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$497,415	5,553,813	$0.09	$859,879	5,547,181	$0.16

Effect of Dilutive Securities
Options		637,411			547,183

Diluted EPS
Income available to common stockholders and assumed conversions	$497,415	6,191,224	$0.08	$859,879	6,094,364	$0.14

	For the quarter ended 6/28/2003			For the two quarters ended 6/28/2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$179,084	5,518,870	$0.03	$254,187	5,518,870	$0.05

Effect of Dilutive Securities
Options		157,908			190,846

Diluted EPS
Income available to common stockholders and assumed conversions	$179,084	5,676,778	$0.03	$254,187	5,709,716	$0.04

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.	Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Two Quarters Ended June 26, 2004
	Product Sales	Service Sales	Other	Total
Sales	$15,204,297	$3,122,969	$—	$18,327,266
Gross profit	3,708,631	1,244,192	—	4,952,823
Income from operations	2,016,341	668,549	(1,172,357)	1,512,533
Depreciation and amortization	142,727	60,639	86,616	289,982
Interest expense	—	—	54,654	54,654
Total assets	8,540,631	701,298	1,941,931	11,183,860
Capital expenditures	76,462	39,294	9,284	125,040

	Two Quarters Ended June 28, 2003
	Product Sales	Service Sales	Other	Total
Sales	$5,666,419	$4,264,070	$—	$9,930,489
Gross profit	1,262,828	1,582,347	—	2,845,175
Income from operations	503,910	857,051	(898,905)	462,056
Depreciation and amortization	119,143	61,167	99,228	279,538
Interest expense	—	—	44,869	44,869
Total assets	3,351,423	3,046,467	1,564,416	7,962,306
Capital expenditures	170,226	10,522	4,892	185,640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This quarterly report, including the following sections, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expected increases in sales of products and services, continued profitability, additional growth, increased Company visibility and lower overall product gross profit margins in 2004 and statements regarding earnings, sales and inventory levels in the second half of 2004. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. The Company undertakes no obligations to publicly update or revise such statements.

Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and adverse changes in customer order patterns, including any decline or change in product orders from large customers like the six customers that make up approximately 79% of our revenue during the first two quarters of 2004, increased competition, and other risks described in this quarterly report and from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission.

The following discussions and analyses are for the quarter ended June 26, 2004 compared to the quarter ended June 28, 2003.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides technical services, encompassing the development and production of computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the aerospace computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control. Our business model is a foundation of electronics repair and logistics programs (“Services”) that provide resources for the development and sale of high-potential PDSi-engineered and manufactured hardware solutions for specific customers and niche-industry applications (“Products”).

We entered 2004 with:

•	more large customers actively ordering products than at any other time in our history,

•	more direct referrals from Fortune Global 500 stalwarts in the computer industry than at any time in our history,

•	more in-house experience selling and closing business through these kinds of partnerships, and

•	more award-winning technical capabilities than at any time in our history.

For the full year of 2004, we expect increased sales and continued profitability to result from our rather modest, but very effective, spending in marketing and sales of the past few years. To fuel additional growth in 2004 and beyond, our 2004 plans include increasing our visibility in the marketplace by increasing the size of our marketing and sales team and making investments in our delivery infrastructure as required. Our past efforts have only begun to tap into the large markets for our services and products.

Our marketing and sales efforts will continue to be on original equipment manufacturers (OEMs) in the aerospace, computer, computer peripheral, data storage, medical diagnostic, commercial imaging, process control and telecommunications equipment industries-all very large markets that showed definite signs of recovery entering 2004.

SALES

Sales for the second quarter and the first two quarters of 2004 and 2003 were as follows:

	Second Quarter			Two Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Total company	$11,280	$5,771	95%	$18,327	$9,930	85%
Product	9,775	3,463	182%	15,204	5,666	168%
Service	1,505	2,308	-35%	3,123	4,264	-27%

Product sales in the first two quarters of 2004 were significantly impacted by the two largest orders in the company’s history, a $3 million order for controller boards for medical diagnostic equipment announced in November of 2003 followed by a $4 million telecommunications equipment order announced in April of 2004. About 25% of the $3 million order shipped in the fourth quarter of 2003 and both orders were completed in the first half of 2004. Without those two orders, total sales for the year to date would have been 20% greater than the same period of 2003. We expect product sales in the second half of 2004 to exceed the second half of 2003, but absent additional orders of the magnitude of the two aforementioned orders, to be lower than the first half of 2004. Most of our customers continue to place orders or forecast requirements for only about three months at any given time, which continues to make it difficult to forecast product sales beyond one or two quarters.

Service sales in the first two quarters of 2004 declined 27% from the comparable period of 2003, when the overlapping of significant in-coming and out-going Hewlett-Packard Company repair programs were producing quarterly record service sales. However, in the second quarter of 2004, we won some significant new service opportunities that we expect to result in higher service sales in the second half of 2004 than in the comparable period of 2003.

For the first two quarters of 2004, we had four customers that generated revenues of approximately $4,499,000, $3,222,000, $2,002,000, and $1,969,000 or 25%, 18%, 11%, and 11% respectively, of total revenue. In the statements of income, approximately $11,532,000 of the revenues from these customers is included in product sales and $160,000 is included in service sales. In addition, these customers represented 45%, 3%, 15%, and 17%, respectively, of accounts receivable at June 26, 2004.

GROSS PROFIT

Gross profit for the second quarter and the first two quarters of 2004 and 2003 was as follows:

	Second Quarter			Two Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Total company	$2,676	$1,605	67%	$4,953	$2,845	74%
Product	2,126	819	160%	3,709	1,263	194%
Service	550	786	-30%	1,244	1,582	-21%

The gross profit margin percentages for 2004 and 2003 were as follows:

	Second Quarter		Two Quarters
	2004	2003	2004	2003
Total company	24%	28%	27%	29%
Product	22%	24%	24%	22%
Service	37%	34%	40%	37%

Gross profit margin percentages on most product sales in the first half of 2004 were comparable to those in the first half of 2003. Many of the newer product programs may have lower margins than the older programs. Consequently, overall product gross profit margins may be somewhat lower in the near term.

The improvement in the service sales gross profit margin for the first half of 2004 reflects the fact that, while the overlapping of repair programs in the first half of 2003 resulted in higher sales volume, the beginning and ending of those programs resulted in incremental costs that reduced margin percentages.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative (SG&A), research and development (R&D), and interest expenses for the second quarter and the first two quarters of 2004 and 2003 were as follows:

	Second Quarter			Two Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Operating expenses	$1,799	$1,289	40%	$3,440	$2,383	44%
Interest expense	33	22	50%	55	45	22%

Total expense	1,832	1,311	40%	3,495	2,428	44%

For the first half of 2004, operating expenses, including selling, general and administrative (SG&A) expenses, increased due to costs directly tied to our increasing sales and profitability and our investment in the company’s growth. In the first half of 2004, operating expenses were 19% of sales generated compared to 24% in the first half of 2003. We expect to continue increasing our marketing and selling expenses in the near future in order to increase market share and achieve our long-term growth goals

INCOME TAXES AND NET INCOME

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first quarter of 2004 was 41%, compared to 39% in 2003.

Income before taxes, income taxes and net income for the second quarter and the first two quarters of 2004 and 2003 were as follows:

	Second Quarter			Two Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Income before taxes	$844	$294	187%	$1,458	$417	250%
Income taxes	347	115	202%	598	163	267%

Net income	497	179	178%	860	254	239%

Earnings per share for the second quarter and the first two quarters of 2004 and 2003 were as follows:

	Second Quarter		Two Quarters
	2004	2003	2004	2003
Basic EPS	$0.09	$0.03	$0.16	$0.05
Fully diluted EPS	$0.08	$0.03	$0.14	$0.04

Weighted average number of shares outstanding:
Basic	5,553,813	5,518,870	5,547,181	5,518,870
Fully diluted	6,191,224	5,676,778	6,094,364	5,709,716

The improvement to date to net income in 2004 resulted directly from increases in product sales and greater leverage on operating expenses. However, given our customers’ ordering patterns and our increasing investment in sales, marketing and infrastructure to fuel and support continuing growth, we expect earnings in the second half of 2004 to be about the same as the second half of 2003, but could be lower with the added expenses. Quarterly sales and earnings could vary either up or down from comparable prior year quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first two quarters is as follows:

($ thousands)	6/26/04	12/31/03	% Change
Accounts receivable	$5,906	$5,127	15%
Inventory	3,759	2,023	86%
Other current assets	568	674	-16%

Total	$10,233	$7,824	31%

A summary of changes in current liabilities for the first two quarters is as follows:

($ thousands)	6/26/04	12/31/03	% Change
Line of credit	$2,939	$2,487	18%
Accounts payable	2,255	1,902	19%
Other current liabilities	977	460	112%

Total	$6,171	$4,849	27%

During the first two quarters of 2004, $418,000 of cash was used by operating activities. Net income before depreciation, and inventory reserve increases was $1,269,000. Additional cash was also used by an increase in accounts receivable of $779,000 and an increase in inventory of $1.9 million. Additional cash was generated by a decrease in prepaid expenses and other current assets of $119,000 and increases in accounts payable of $353,000, and other current liabilities of $517,000. The increase in accounts receivable reflects the higher revenue level of the second quarter of 2004 compared to the fourth quarter of 2003. The increased inventory total reflects the higher number of ongoing customer programs at June 26, 2004 compared to December 31, 2003. In contrast to the two large orders shipped in the first half, the new product and service programs require relatively more inventory to support those programs or an ongoing basis. We expect inventory levels in the second half of 2004 to be generally higher than in the first half of 2004.

For the first two quarters of 2004, we used $82,000 of cash generated by operating activities to purchase equipment, including computers and software. We also transferred $43,000 of equipment to fixed assets from inventory.

We drew a net additional $452,000 on our line of credit to provide the cash used by operations and fixed asset purchases.

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

In order to fund working capital to fulfill the second quarter customer product orders referenced above, on May 7, 2004, we entered into an additional 120-day $2,000,000 term loan agreement with the bank. The intent and effect of the loan was to temporarily increase the limit of the line of credit from $5,000,000 to $7,000,000. The $2,000,000 of proceeds from the term loan were applied to the outstanding line of credit balance, reducing its balance by $2,000,000. The incremental $2,000,000 loan has the same interest rate as the line of credit. For the duration of the term loan, the collateralization and covenants of the two loans are combined as if they are one loan facility. Consequently, the combined outstanding balance of the two loan facilities is presented as one amount on our balance sheet. The $2,500,000 inventory collateral sub-limit of the line of credit was increased to $3,500,000 for the duration of the term loan. The combined outstanding balance exceeded $5,000,000 briefly during the middle of the second quarter of 2004. The balance at June 26, 2004 was $2,939,000. The borrowing base on that date was $6,877,000, resulting in an unused capacity (the excess of the borrowing base calculation over the amount drawn) of $3,938,000. We were in compliance with all covenants of the line for the quarter ended June 26, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

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

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this quarterly report.

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

Item 3. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, each of John D. Bair, the Chief Executive Officer of the Company, and Michael R. Sayre, the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

The annual meeting of shareholders was held on April 28, 2003. Of the 5,540,796 shares entitled to vote at the meeting, 5,293,964 shares were voted. The results were as follows:

Proposal number 1 – Election of Directors

(Term expiring in the year 2006):

	FOR	WITHHOLD
John D. Bair	5,127,094	166,870
C. Robert Hahn	5,127,594	166,370
Thomas M. O’Leary	5,128,094	165,870
Michael R. Sayre	5,126,694	167,270

Proposal number 2 – Amendment to the Company’s Amended and Restated Code of Regulations to delete Article Nine consistent with the Company’s Articles of Incorporation:

FOR	AGAINST	WITHHOLD	NON-VOTES
2,575,183	176,650	17,960	2,524,171

Proposal number 3 – Amendment to the Company’s Amended and Restated Code of Regulations to delete Article Eleven:

FOR	AGAINST	WITHHOLD	NON-VOTES
2,581,383	169,550	18,860	2,524,171

Broker non-votes submitted at the annual meeting were counted as votes against Proposals 2 and 3. Consequently, Proposals 2 and 3 did not pass. Management intends to re-submit both proposals for consideration at next year’s annual meeting.

The following directors continued in office with terms ending in 2005:

Hugh C. Cathey

Paul H. Lambert

Robert V. R. Ostrander

Item 5. Other information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(b)*	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)*	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(i)*	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)*	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)*	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)*	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(q)*	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(v)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(y)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc, and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(z)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(aa)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ab)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ac)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ad)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ae)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(af)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 26, 2004.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 26, 2004.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 26, 2004.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 26, 2004.	Contained herein.

(B)	Reports on Form 8-K.

On April 16, 2004, Pinnacle Data Systems, Inc. furnished a current report on Form 8-K under Item 6 of Form 8-K reporting the resignation of director David C. Swaddling on April 9, 2004, effective April 7, 2004.

April 21, 2004, Pinnacle Data Systems, Inc. furnished a current report on Form 8-K under Item 12 of Form 8-K reporting the issuance of a news release on February 21, 2004 announcing its earnings for the three-month period ending March 27, 2004.

On June 8, 2004, Pinnacle Data Systems, Inc. furnished a current report on Form 8-K under Item 10 of Form 8-K reporting the approval by the Company’s Board of Directors of an amendment to the Company’s Code of Conduct and Ethics and Conflict of Interest Policy, making it applicable to all directors, officers, and employees of the Company, in accordance with recently effective corporate governance rules of the American Stock Exchange.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: August 13, 2004	/s/ Michael R. Sayre
Michael Sayre, Executive Vice President
and Chief Financial Officer

Date: August 13, 2004	/s/ Thomas J. Carr
Thomas J. Carr, Controller