Form 10QSB
period 2004-09-25
PINNACLE DATA SYSTEMS INC
filed 2004-11-12
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

(614) 748-1150

(Issuer’s Telephone Number)

No change

(Former name, former address and former fiscal year, if changed since last reports)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,598,806 common shares, without par value, as of November 9, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	September 25, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$299,239	$48,345
Accounts receivable, net of allowance for doubtful accounts of $20,000	5,840,478	5,126,632
Inventory	4,440,083	2,023,434
Other prepaid expenses	131,367	197,270
Deferred income taxes	428,000	428,000

	11,139,167	7,823,681

PROPERTY AND EQUIPMENT
Leasehold improvements	282,709	226,693
Furniture and fixtures	369,000	331,991
Computer equipment and related software	2,386,475	2,264,719
Shop equipment	565,648	494,857

	3,603,832	3,318,260
Less accumulated depreciation and amortization	2,648,154	2,232,379

	955,678	1,085,881

OTHER ASSETS
Deposits	22,166	20,385
License agreement, less accumulated amortization of $41,200 and $32,595, respectively	1,000	9,606

	23,166	29,991

	$12,118,011	$8,939,553

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	September 25, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$2,652,441	$2,486,566
Accounts payable	3,901,253	1,902,047
Accrued expenses:
Wages, payroll taxes and benefits	330,863	351,778
Income taxes	48,875	7,379
Other	149,967	100,953
Unearned revenue	19,100	—

	7,102,499	4,848,723

LONG-TERM LIABILITIES
Deferred income taxes	55,000	55,000

	55,000	55,000

	7,157,499	4,903,723

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,588,806 and 5,539,796 shares issued and outstanding, respectively	2,236,482	2,172,281
Additional paid-in capital	502,095	502,095
Retained earnings	2,221,936	1,361,454

	4,960,512	4,035,830

	$12,118,011	$8,939,553

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
	(unaudited)		(unaudited)
SALES
Product sales	$7,555,851	$3,538,844	$22,760,147	$9,205,263
Service sales	1,229,070	1,652,734	4,352,039	5,916,805

	8,784,921	5,191,578	27,112,186	15,122,068

COST OF SALES
Product sales	6,396,364	2,556,112	17,892,031	6,959,704
Service sales	864,083	1,116,562	2,742,860	3,798,285

	7,260,447	3,672,674	20,634,891	10,757,989

GROSS PROFIT	1,524,474	1,518,904	6,477,295	4,364,079

OPERATING EXPENSES	1,500,104	1,285,113	4,940,394	3,668,232

INCOME FROM OPERATIONS	24,370	233,791	1,536,901	695,847

OTHER EXPENSE
Interest expense	23,766	21,692	78,419	66,561

INCOME BEFORE INCOME TAXES	604	212,099	1,458,482	629,286

INCOME TAX EXPENSE	—	90,000	598,000	253,000

NET INCOME	$604	$122,099	$860,482	$376,286

BASIC EARNINGS PER COMMON SHARE	$0.00	0.02	0.15	0.07

DILUTED EARNINGS PER COMMON SHARE	$0.00	0.02	0.14	0.07

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Three Quarters Ended September 25, 2004 and September 27, 2003

	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$860,482	$376,286

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425,859	429,122
Inventory reserves	178,374	196,311
Loss on disposal of equipment	(87)	(12,800)
(Increase)/decrease in assets:
Accounts receivable	(713,848)	(1,412,889)
Inventory	(2,659,757)	449,397
Prepaid expenses and other assets	64,123	179,247
Increase/(decrease) in liabilities:
Accounts payable	1,999,207	571,367
Accrued expenses and taxes	69,594	(147,776)
Unearned revenues	19,100	88,119

Total adjustments	(617,435)	340,098

Net cash provided by operating activities	243,047	716,384

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(222,394)	(108,441)
Proceeds from sale of property and equipment	165	27,000

Net cash used in investing activities	(222,229)	(81,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	165,875	(565,095)
Principal payments on long-term debt	—	(33,333)
Principal payments on capital lease obligation	—	(18,621)
Proceeds from stock options exercised	64,201	6,000
Other proceeds from shareholders	—	589

Net cash provided by/(used in) financing activities	230,076	(610,460)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Three Quarters Ended September 25, 2004 and September 27, 2003

	2004	2003
INCREASE IN CASH	250,894	24,483

CASH - Beginning of period	48,345	35,705

CASH - End of period	$299,239	$60,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$75,505	$67,545

Income taxes paid, net of refunds	$556,577	$328,963

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During 2004, the company capitalized $64,734 of inventory as computer equipment.

During 2003, the company capitalized $183,514 of inventory as computer equipment.

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Organization

Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides technical services, encompassing the development and production of computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the aerospace, computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2.	Summary of Significant Accounting Policies

Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at September 25, 2004 and December 31, 2003 was comprised of the following (net of inventory reserves):

	9/25/2004	12/31/2003
Component parts (raw materials)	$3,463,655	$1,501,213
Work-in-process	534,359	129,088
Finished goods	442,069	393,133

	$4,440,083	$2,023,434

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

The Company divides its fiscal calendar into 4 periods or “quarters”. It is intended that each quarter consist of thirteen weeks. The first quarter of each year begins on January 1 and the fourth quarter ends on December 31. Depending on what day of the week January 1 falls, the first quarter may contain a few days less than thirteen full weeks and the fourth quarter may contain a few days more than thirteen full weeks. The third quarter of 2004 ended on September 25 and contained 91 days. The third quarter of 2003 ended on September 27 and also contained 91 days. The first three quarters of 2004 contained 178 days and the first three quarters of 2003 contained 179 days.

The balance sheet as of September 25, 2004 and the statements of income and cash flows for the three quarters ended September 25, 2004 and September 27, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of income and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 annual report on Form 10-KSB. The results of operations for the periods ended September 25, 2004 are not necessarily indicative of the results for the full year.

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

In May 2004, the Company entered into a 120-day $2,000,000 term loan agreement with its bank. As planned, the term loan was paid off in September 2004 by using the line of credit. The intent and effect of the loan was to temporarily increase the limit of the line of credit from $5,000,000 to $7,000,000. The $2,000,000 of proceeds from the term loan was applied to the outstanding line of credit balance, reducing its balance by $2,000,000. The incremental $2,000,000 loan had the same interest rate as the line of credit. For the duration of the term loan, the collateralization and covenants of the two loans were combined as if they were one loan facility. The $2,500,000 inventory collateral sub-limit of the line of credit was increased to $3,500,000 for the duration of the term loan.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4	Stock Options

During the three quarters ended September 25, 2004, the Company’s stock option activities and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2003	1,460,500	$1.91
Granted	49,000	2.22
Exercised	(53,000)	1.55
Forfeited	(60,050)	2.07

Outstanding, September 25, 2004	1,396,450	$1.92

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the first three quarters of 2004 because all stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the third quarter and three-quarter periods ending September 25, 2004 and September 27, 2003 would have been as follows:

	Third Quarter		Three Quarters
	2004	2003	2004	2003
Net income, as reported	$604	$122,099	$860,482	$376,286
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(96,795)	(8,182)	(234,303)	(64,033)

Net income, pro forma	(96,191)	113,917	626,179	312,253

Earnings per common share, basic:
As reported	$—	$0.02	$0.15	$0.07
Pro forma	$(0.02)	$0.02	$0.11	$0.06
Earnings per common share, diluted:
As reported	$—	$0.02	$0.14	$0.07
Pro forma	$(0.02)	$0.02	$0.10	$0.05

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4	Stock Options (continued)

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three-quarter period ended September 25, 2004:

Risk-free interest rate	4.32%
Dividend yield	0%
Volatility factor	84.45%
Weighted average expected life in years	9.5

Note 5.	Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 6.	Profit Sharing and 401(k) Savings Plan

The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with at least three months of service. Under the plan, employees may elect to defer a portion of their salary, subject to Internal Revenue Code limits.

The Company, at its discretion, may match up to 100% of employee contributions up to 6% of wages deferred with an annual maximum company contribution of $4,500 per employee. The Company elected to make a 15% match of employee contributions in the first three quarters of 2004 in the amount of approximately $27,200. The Company elected not to make matching contributions for the first three quarters of 2003.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.	Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the quarter

	For the quarter ended 9/25/2004			For the three quarters ended 9/25/2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$604	5,587,377	$0.00	$860,482	5,560,779	$0.15

Effect of Dilutive Securities
Options		492,384			555,759

Diluted EPS
Income available to common stockholders and assumed conversions	$604	6,079,761	$0.00	$860,482	6,116,538	$0.14

	For the quarter ended 9/27/2003			For the three quarters ended 9/27/2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$122,099	5,530,030	$0.02	$376,286	5,522,631	$0.07

Effect of Dilutive Securities
Options		327,718			242,690

Diluted EPS
Income available to common stockholders and assumed conversions	$122,099	5,857,748	$0.02	$376,286	5,765,321	$0.07

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.	Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Three Quarters Ended September 25, 2004
	Product Sales	Service Sales	Other	Total
Sales	$22,760,147	$4,352,039	$—	$27,112,186
Gross profit	4,868,117	1,609,178	—	6,477,295
Income from operations	2,642,248	889,602	(1,994,949)	1,536,901
Depreciation and amortization	203,810	93,424	128,625	425,859
Interest expense	—	—	78,419	78,419
Total assets	8,311,965	1,590,428	2,215,618	12,118,011
Capital expenditures	100,732	161,270	25,126	287,128

	Three Quarters Ended September 27, 2003
	Product Sales	Service Sales	Other	Total
Sales	$9,205,263	$5,916,805	$—	$15,122,068
Gross profit	2,245,559	2,118,520	—	4,364,079
Income from operations	1,035,977	1,040,867	(1,380,997)	695,847
Depreciation and amortization	190,153	91,801	147,168	429,122
Interest expense	—	—	66,561	66,561
Total assets	3,095,735	1,730,864	2,539,145	7,365,744
Capital expenditures	206,031	66,988	18,936	291,955

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This quarterly report, including the following sections, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding the Company achieving the $100 million revenue level and being profitable on an annual basis over the next five years, the Company achieving 2004 fourth quarter sales of the magnitude of the comparable quarter of 2003 and being profitable in the 2004 fourth quarter, the Company achieving over 40% annual sales growth and 80% annual earnings growth in 2004, the Company achieving record sales and being profitable in 2005, improvement of the Company’s service profit margins and annual revenue levels of $2-3 million under a repair services agreement with a major OEM customer. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements that speak only as of the date thereof. The Company undertakes no obligations to publicly update or revise such statements.

Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, increased competition, changes in our business or our relationship with major technology partners, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and adverse changes in customer order patterns, including any decline or change in product orders from large customers like the three customers that make up approximately 50% of our revenue during the first three quarters of 2004, and other risks described in this quarterly report and from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission.

The following discussions and analyses are for the quarter and three-quarter periods ended September 25, 2004, compared to the comparable periods ended September 27, 2003.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides technical services, encompassing the development and production of computer systems and components, and the testing and repair of computer systems, components and peripherals, to Original Equipment Manufacturers (OEMs) in, among others, the aerospace, computer, computer peripheral, data storage, digital-imaging, medical diagnostic, process-control, and telecommunications equipment industries. PDSi offers a full range of services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control. Our business model is a foundation of electronics repair and logistics programs (“Services”) that provide resources for the development and sale of high-potential PDSi-engineered and manufactured hardware solutions for specific customers and niche-industry applications (“Products”).

For the full year of 2004, we expect record sales and profitability to result from our rather modest, but very effective, spending in marketing and sales of the past few years. To fuel additional growth to beyond the $100 million revenue level and continue to achieve profitability on an annual basis over the next three to five years, in 2004 we are reorganizing the management structure under a newly created President and Chief Operating Officer position, increasing our visibility in the marketplace by increasing the size of our marketing and sales team, and making investments in our delivery infrastructure to increase our scalability. Our past efforts have only begun to tap into the large markets for our services and products.

Our marketing and sales efforts will continue to be on original equipment manufacturers (OEMs) in a number of large and growing industries with special emphasis on expanding our participation in current accounts across those industries and gaining new accounts in the medical equipment, telecommunications and aerospace/military industries going into 2005.

SALES

Sales for the third quarter and the first three quarters of 2004 and 2003 were as follows:

	Third Quarter			Three Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Total company	$8,785	$5,192	69%	$27,112	$15,122	79%
Product	7,556	3,539	114%	22,760	9,205	147%
Service	1,229	1,653	-26%	4,352	5,917	-26%

The sales growth in the third quarter reflected increases in orders from customers across multiple industries, including commercial imaging, medical diagnostic, hardware management service and remote management diagnostic products. The year to date product sales growth was also significantly impacted by the two largest orders in the company’s history, a $3 million order for controller boards for medical diagnostic equipment announced in November of 2003 followed by a $4 million telecommunications equipment order announced in April of 2004. About 25% of the $3 million order shipped in the fourth quarter of 2003 and both orders were completed in the first half of 2004. Most of our customers continue to place orders or forecast requirements for only about three months at any given time, which continues to make it difficult to forecast product sales beyond one or two quarters.

Service sales in the third quarter of 2004 declined 26% from the comparable period of 2003, due to the larger than anticipated seasonal decline in repair services. We began providing repair services for a third major OEM customer near the end of the third quarter, and expect repair volumes for that customer, who is in the high-performance computing, visualization and storage industry, to ramp upward through the fourth quarter of 2004, eventually to an annual revenue level of $2-3 million, although there are no exclusivity or volume commitments contained in that agreement. The agreement was signed in the third quarter of 2004 and has an initial term of three years.

We expect overall sales in the fourth quarter of 2004 to be of the same magnitude of the record (at that time) fourth quarter of 2003.

For the first three quarters of 2004, we had three customers that generated revenues of approximately $5,229,000, $4,903,000, and $3,521,000 or 19%, 18%, and 13% respectively, of total revenue. In the statements of income, approximately $13,361,000 of the revenues from these customers is included in product sales and $293,000 is included in service sales. In addition, these customers represented 12%, 33%, and 3%, respectively, of accounts receivable at September 25, 2004.

GROSS PROFIT

Gross profit for the third quarter and the first three quarters of 2004 and 2003 was as follows:

	Third Quarter			Three Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Total company	$1,525	$1,519	0%	$6,477	$4,364	48%
Product	1,160	983	18%	4,868	2,246	117%
Service	365	536	-32%	1,609	2,118	-24%

The gross profit margin percentages for 2004 and 2003 were as follows:

	Third Quarter		Three Quarters
	2004	2003	2004	2003
Total company	17%	29%	24%	29%
Product	15%	28%	21%	24%
Service	30%	32%	37%	36%

Gross profit margin percentages on product sales in the third quarter of 2004 were lower than those in the third quarter of 2003 as higher-volume, lower value-added and lower margin products dominated the product mix of the 2004 quarter. The volume that shipped in the first half of 2004 helped the overall product profit margin percentage for the first three quarters of 2004 to be higher than in the same period in 2003.

The decline in the service sales gross profit margin for the third quarter of 2004 is due to the lower sales volume. We expect service profit margins to improve as the repair volumes of the two large service customers return to more normal levels and new large service customer’s program volume ramps up in the fourth quarter.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative (SG&A), research and development (R&D), and interest expenses for the third quarter and the first three quarters of 2004 and 2003 were as follows:

	Third Quarter			Three Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Operating expenses	$1,500	$1,285	17%	$4,940	$3,668	35%
Interest expense	24	22	9%	79	67	18%

Total expense	1,524	1,307	17%	5,019	3,735	34%

For the third quarter and first three quarters of 2004, operating expenses, including selling, general and administrative (SG&A) expenses, increased due to costs directly tied to our increasing sales and profitability and our investment in the company’s growth. For the first three quarters of 2004, operating expenses were 18% of sales generated compared to 24% in the first three quarters of 2003. We expect to continue increasing our marketing and selling expenses in order to increase market share and achieve our long-term growth goals

INCOME TAXES AND NET INCOME

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the third quarter and first three quarters of 2004 was 41%, compared to 39% in the comparable periods of 2003.

Income before taxes, income taxes and net income for the third quarter and the first three quarters of 2004 and 2003 were as follows:

	Third Quarter			Three Quarters
($ thousands)	2004	2003	% Change	2004	2003	% Change
Income before taxes	$1	$212	-100%	$1,458	$629	132%
Income taxes	—	90	-100%	598	253	136%

Net income	1	122	-99%	860	376	129%

Earnings per share for the third quarter and the first three quarters of 2004 and 2003 were as follows:

	Third Quarter		Three Quarters
	2004	2003	2004	2003
Basic EPS	$0.00	$0.02	$0.15	$0.07
Fully diluted EPS	$0.00	$0.02	$0.14	$0.07

Weighted average number of shares outstanding:
Basic	5,587,377	5,530,030	5,560,779	5,522,631
Fully diluted	6,079,761	5,857,748	6,116,538	5,765,321

The decline in net income in the third quarter resulted from the decline in service revenue and the reinvestment of profits into our growth programs.

The improvement to date to net income in 2004 resulted directly from increases in product sales and greater leverage on operating expenses. We expect to be profitable in the fourth quarter of 2004. Quarterly sales and earnings could vary either up or down from comparable prior year quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first three quarters is as follows:

($ thousands)	9/25/04	12/31/03	% Change
Accounts receivable	$5,841	$5,127	14%
Inventory	4,440	2,024	119%
Other current assets	858	673	27%

Total	$11,139	$7,824	42%

A summary of changes in current liabilities for the first three quarters is as follows:

($ thousands)	9/25/04	12/31/03	% Change
Line of credit	$2,652	$2,487	7%
Accounts payable	3,901	1,902	105%
Other current liabilities	549	460	19%

Total	$7,102	$4,849	46%

During the first three quarters of 2004, $243,000 of cash was generated by operating activities. Net income before depreciation and inventory reserve increases was $1,463,000. Cash was used by an increase in accounts receivable of $714,000 and an increase in inventory of $2.7 million. Additional cash was generated by a decrease in prepaid expenses and other current assets of $66,000, increases in accounts payable of $2 million and in other current liabilities of $89,000. The increase in accounts receivable reflects the higher revenue level of the third quarter of 2004 compared to the fourth quarter of 2003, particularly the last month of each quarter. The increased inventory total reflects the higher number of ongoing customer programs at September 25, 2004 compared to December 31, 2003. In contrast to the two large orders shipped in the first half of 2004, the new product and service programs require relatively more inventory to support those programs on an ongoing basis.

For the first three quarters of 2004, we used $222,000 of cash generated by operating activities to purchase equipment, including computers and software. We also transferred $65,000 of equipment to fixed assets from inventory. Much of the investment in new equipment was made to support the new OEM service program.

We drew a net additional $166,000 on our line of credit to provide the cash used by operations and fixed asset purchases.

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

In order to fund working capital to fulfill the second quarter customer product orders referenced above, in May 2004, we entered into an additional 120-day $2,000,000 term loan agreement with the bank. The term loan was paid off in September 2004 as scheduled. The intent and effect of the loan was to temporarily increase the limit of the line of credit from $5,000,000 to $7,000,000. The $2,000,000 of proceeds from the term loan was applied to the outstanding line of credit balance, reducing its balance by $2,000,000. The incremental $2,000,000 loan had the same interest rate as the line of credit. For the duration of the term loan, the collateralization and covenants of the two loans were combined as if they are one loan facility. The $2,500,000 inventory collateral sub-limit of the line of credit was increased to $3,500,000 for the duration of the term loan. The resulting balance on the original line of credit at September 25, 2004 was $2,652,000. The borrowing base on that date was the maximum $5,000,000, resulting in an unused capacity (the excess of the borrowing base calculation over the amount drawn) of $2,348,000. We were in compliance with all covenants of the line for the quarter ended September 25, 2004.

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

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management’s Discussion and Analysis or Plan of Operation contained in this quarterly report.

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

We expect our quarterly revenues, cash flows and operating results to fluctuate due to the large size and timing of some orders that can materially affect our financial statements from quarter to quarter, either obscuring or presenting trends that do or do not exist. In addition, our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarter’s total sales occur in the last month and weeks and days of the quarter. This pattern also makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

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

Item 3. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ag)	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc., dated August 4, 2004.	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 25, 2004.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 25, 2004.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 25, 2004.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 25, 2004.	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: November 12, 2004	/s/ Michael R. Sayre
Michael Sayre, Executive Vice President
and Chief Financial Officer

Date: November 12, 2004	/s/ Thomas J. Carr
Thomas J. Carr, Controller