Form 10KSB
period 2004-12-31
PINNACLE DATA SYSTEMS INC
filed 2005-02-25
CIK 1004608

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State Issuer’s revenues for its most recent fiscal year. $34,397,490

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of February 11, 2005, was $17,730,738.

On February 11, 2005, the Issuer had outstanding 5,757,806 common shares without par value, which is the Issuer’s only class of common equity.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

- i -

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. Portions of this Annual Report on Form 10-KSB (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. The most significant of such risks, uncertainties and other factors are described in Item 6 of this Form 10-KSB and under the section entitled “Risk Factors” on Page 20. The Company undertakes no obligations to publicly update or revise such statements.

PART I

Item 1. Description of Business

Business Development

Pinnacle Data Systems, Inc. (“PDSi”) is a corporation incorporated under the laws of the State of Ohio in March 1989.

Business of Issuer

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides product lifecycle service solutions to Original Equipment Manufacturers (“OEMs”) in the medical, telecommunications, defense, imaging and computer equipment industries, among others. We offer a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Our business model has a foundation of technical service and support programs (“Service”), such as the depot repair and logistics programs we provide the field service organizations of OEMs like Sun Microsystems. The service base provides resources for the development and sale of high-potential engineered computer solutions for specific customers and niche-industry applications (“Product”). For the 2004 year, we reported revenue of $34.4 million, net earnings of $884,000, and total assets of $10.4 million. Approximately 82% of our 2004 revenue was generated from Products and 18% from Services.

Our products are custom-engineered to meet specific customer or niche-industry requirements that generally cannot be met by an off-the-shelf solution. They are sold to OEMs and then typically resold to end-users as components of the OEMs’ final products. Our products are usually developed as a result of helping OEMs design, engineer, manufacture, assemble, modify, and/or integrate computer systems or components to fit their specific application needs. Many of our products are based on the high performance computer processing technologies of Sun Microsystems, Inc. (“Sun”), Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), three of world’s leading producers of computer components and systems. We combine their products and other vendor off-the-shelf computer components or peripherals with technologies that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered components and software. By leveraging our expertise and experience in engineering and integrating our internally developed products with Sun, Intel, AMD and other vendors’ technologies, we are able to offer product solutions with minimal product design and engineering costs to our customers.

Our end-of-life product management service allows our customers to maximize their investment in technology by providing continued support for products no longer in production or supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and re-certification charges required to integrate new technology into their products. For example, when a computer board manufacturer stops manufacturing a particular board, its customer OEMs are left with few alternative sources for the boards they need to continue building or repairing their products. We can provide the boards, purchased from a number of available sources, either new or refurbished, or we can redesign a new board with the same form, fit and function with components that are readily available at the time.

We are a SunSoft Master Distributor authorized to provide its customers with the right to use Solaris, Sun Microsystem’s UNIX operating system. We are an authorized Intel Product Dealer and have earned Intel Premier Provider status for our distinct level of competency with Intel technologies. We are an authorized AMD Solution Provider. We are the North American reseller of Agilent remote diagnostic solutions, selected for our engineering and design capabilities. We are an authorized HP Business Development Partner. We are also licensed by Microsoft to distribute embedded Microsoft operating systems.

We also offer complete service and support for several OEMs’ products, as well as our own, including testing, repair, inventory and logistics services. Depot repair and testing services are provided for advanced technology systems, printed circuit board assemblies, and other computer peripherals and components, where the suspect non-functioning equipment is sent to our designated depot location for testing and repair, if required. We also manage “advanced-exchange” repair programs. Our highest volume testing and repair is performed on complex printed circuit boards and electro-mechanical data storage devices for Sun, Hewlett-Packard Company (H-P) and Silicon Graphics, Inc. (SGI), and on standard PC configurations for a home-based computer learning program. For our largest OEM customers, we maintain and share online information management systems that seamlessly connect our companies.

We consider our Products and Services segments to be complementary. New product development keeps our engineers and service technicians on the forefront of technologies being sold that generate new service opportunities. Our services provide a competitive advantage in selling our products since the entire infrastructure is already in place to provide high quality service and support before and after the sale.

Public Announcement Updates

During 2004, we made a number of public announcements. The current status of each is as follows:

Pinnacle Data Systems Expands Service Offerings with Netherlands-Based Kender-Thijssen – We are jointly pursuing turnkey repair and logistics programs with current and potential OEM customers requiring strategic geographic presences in both North America and Europe.

A new relationship with Solid Information Technology Corp. – Disclosed in the first quarter earnings release, we continue working together to develop and provide PDSi hardware platforms with Solid high availability databases for common customers.

PDSi named a partner provider in Sun Microsystems’ Network Equipment Provider program – Disclosed in the first quarter earnings release, this affiliation has resulted in a multi-year contract for lifecycle extension and end-of-life services for a world-leading telecommunications equipment provider. PDSi remains very active in this program.

Authorization as a Hewlett-Packard Business Development Partner – Disclosed in the second quarter earnings release, this reseller program offers certain discounts to its members and PDSi has sold a number of H-P systems and taken advantage of its benefits.

Membership in the Intel® Communications Alliance – Disclosed in the second quarter earnings release, this membership provides additional marketing and partnering opportunities in the telecommunications industry with this world-leading computer chip and board manufacturer.

The commencement of a significant hardware management program for a home-based learning program – Disclosed in the second quarter earnings release, this program contributed almost $1.8 million in 2004 sales.

PDSi Earns ISO 13485 Registration to Expand Support for Medical Device Manufacturers – This accomplishment resulted in a number of new and current customers moving active programs to PDSi. Among them have been some of the world’s leading medical equipment manufacturers.

Sun Microsystems Presents Pinnacle Data Systems with Best in Class Award for Outstanding Performance in Repair and Logistics Support. - Although Sun repair program revenue declined approximately 17% in 2004, this award has influenced Sun’s decisions to award us new repair programs that should increase repair program revenue in 2005. Sun has provided a number of new product opportunities that have already generated, or are expected to generate, significant revenue in 2005 and beyond.

Silicon Graphics Awards Repair to Pinnacle Data Systems – This multi-year agreement designates us as Silicon Graphic’s primary source for board repair. Revenue from this program began in the fourth quarter of 2004 and is expected to grow throughout 2005.

Competition

Competition for our custom-engineered products comes from three primary sources: (1) other electronic contract manufacturing companies (“ECMs”) that provide similar engineering and manufacturing services, (2) other value-added computer resellers (“VARs”) and (3) less expensive off-the-shelf products.

We market our customized services and products to specific customers and niche-industries. This reduces competition from larger ECMs (Flextronics, Solectron, Plexus and others) because of the costs involved for them to run the smaller manufacturing volumes typical of these orders. The level of engineering complexity and after-the-sale service and support on some products reduces competition from VARs of all levels of size and geographic coverage. We believe we differentiate ourselves from other competitors through the strength of our close relationships with our very large OEM partners (Sun, Intel, AMD, Agilent, H-P and others), our ability to offer and deliver complete turnkey solutions in relatively short development cycles, our unique product set and our full service-after-the-sale offering. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market their engineering and manufacturing services or their off-the-shelf products.

The primary competitive factors in the electronic equipment service industry are price, quality and scope of services (based on in-house technical expertise). We compete with the in-house repair centers of OEMs, Third Party Maintenance providers (“TPMs”), ECMs and other independent depot repair organizations similar to ours. We believe we differentiate ourselves by offering complete packaged solutions backed up by a broad scope of repair and logistics service offerings, including our experience with a wide variety of technologies and very large, well-known and demanding OEM customers, flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, and offering the most cost-effective solutions to fulfill our customers’ service needs. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market similar services.

Suppliers

During 2004, approximately 47% of all inventory purchased was manufactured by or for Sun and was purchased directly from Sun or through Sun’s distribution channel. We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands.

Customers

A significant amount of our sales come from a relatively small number of large customers. A major strategic focus continues to be further growth and diversification of our customer base. In 2004, we provided services and/or products to ten Fortune Global 500 companies and two Fortune 1000 companies compared to eight Fortune Global 500 companies and four Fortune 1000 companies in 2003.

Our four largest customers generated about 52%, 59% and 70% of sales, respectively, for the years 2004, 2003 and 2002. In 2004, no one customer generated more than 17% of our sales compared to 27% the prior year.

Six, nine and four customers, respectively, generated approximately 82% of our product sales for the years 2004, 2003 and 2002. Two customers generated 73%, 82% and 95% of sales, respectively, for the years 2004, 2003 and 2002.

We’ve made much progress in diversifying our customer base. However, the Company’s relatively small number of customers can create significant sales volatility. If the sales generated by either of our top two service customers declined significantly, or if product sales of our top product customers declined significantly without additional service or product business to replace it, the results of our operations could be materially and adversely affected.

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

License and Royalty Agreements

In April 2004, we entered into a U.S. Business Development Partner Agreement with H-P to buy and resell or sublicense products, services and support including the select HP Care Pack Services. The agreement expires in May 2005. At the time of expiration, orders already accepted shall be governed under the terms and conditions of the agreement. The agreement may also be terminated earlier upon default by either party as defined in the agreement. These products were required in an immaterial amount of product sales in 2004, but are expected to be used in a more significant number of sales in future years. In February 2005, the agreement was extended until May 2006.

In September 2003, by re-application, we renewed an OEM Customer License Agreement for Embedded Systems with Microsoft Licensing, Inc. (“Microsoft”) originally issued in 2002, pursuant to which we are licensed to embed binary copies of Microsoft operating systems (as delivered from Microsoft) in our products. The license agreement was for an original term of one year expiring in September 2004. The license is renewable by re-application. The license has been renewed for a term expiring in November 2005. The license can also be terminated earlier by Microsoft upon default by us as defined in the Agreement. These operating systems were required in product sales of approximately $900,000 in 2004 and $500,000 in 2003 (approximately 3% and 3% of total product sales, respectively).

In April 2003, we entered into a Regional Reseller Agreement with Agilent Technologies to buy and resell Agilent Remote Management Products in the United States and Canada. The agreement includes a license to use, execute, reproduce, display and distribute Agilent software in object code for the purpose of integrating Agilent’s products with our, or our customers’, products. The agreement was for an original term of one year expiring in March 2004. The agreement automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The agreement may also be terminated earlier upon default by either party as defined in the agreement. The agreement was renewed for a term expiring in March 2005. Agilent has given notice that it will not renew the agreement again beyond March 2005. These products were required in product sales of approximately $2.3 million in 2004 and $1.1 million in 2003 (approximately 8% and 7% of total product sales, respectively). This agreement was entered into to increase product offerings to our current and prospective customers.

In March 2003, we entered into a Design License Agreement with Sun, pursuant to which we have a limited licensed to develop, manufacture and sell to one specific customer a product based upon and using the Sun SPARCengine Classic-II Motherboard. The license agreement was for an original term of one year expiring in March 2004. The license may only be renewed by mutual written agreement signed by both parties. The license can be terminated earlier, for any reason or for specific reasons, by either party as defined in the Agreement. The license was not renewed, but the agreement provides us the right to continue to use the technology for existing products. This technology, which was not required for any sales in 2004, was required in product sales of approximately $700,000 in 2003 (approximately 4% of total product sales).

In February 2003, by re-application, we renewed a Technology License and Distribution Agreement with Sun originally issued in 1994, pursuant to which we are licensed to distribute the Sun Solaris® operating system in our products. The license agreement is for an original term of three years expiring in February 2006. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. These operating systems were required in product sales of approximately $11.9 million in 2004 and $7.6 million in 2003 (approximately 34% and 49% of total product sales, respectively).

In August 2002, we were authorized by Sun to act as an OEM Technology Partner (“OTP”), pursuant to which we are authorized and licensed to buy Sun products at specific discount levels for the purpose of modifying them and/or integrating them into our products for resale to our OEM customers. This authorization can be terminated earlier without cause or upon default by either party as defined in the terms and conditions of the General Terms and iForce Business Terms exhibits attached to the OTP Letter of Authorization. This designation or its predecessor Master Value-Added Integrator (MVAI) designation was required in product sales of approximately $11.9 million in 2004 and $7.3 million in 2003 (approximately 35% and 47% of total product sales, respectively).

In April 2002, we entered into a Software and Documentation License Agreement with Intel, pursuant to which we are licensed to incorporate the Intel 82544 Gigabit Ethernet Controller into our BlueswitchTM and derivative products. The license can be terminated by Intel upon default by us as defined in the Agreement. This controller was required in an immaterial amount of product sales in both 2004 and 2003 but is expected to be used in a more significant number of sales in future years.

In July 2001, we entered into a Reference Design License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun ULTRSPARC IIe technology. Training and support fees amounting to $35,000 were paid in connection with the license. The license agreement was for an original term of three years expiring in July 2004. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license agreement automatically renewed until July 2005. This technology was required in product sales of approximately $5.1 million in 2004 and $900,000 in 2003 (approximately 15% and 6% of total product sales, respectively).

In May 1999, we entered into a Reference Design License Agreement with SME, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun AXmp technology. Training and support fees amounting to $40,000 were paid in connection with the license. The license agreement is for an original term of seven years expiring in May 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. This technology was required in product sales of approximately $5.4 million in 2004 and $2.8 million in 2003 (approximately 16% and 18% of total product sales, respectively).

In October 1997, we entered into a Development and Manufacturing License Agreement with SME pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. The license agreement was for an original term of three years expiring in October 2000. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring October 2005. This technology was required in product sales of approximately $1.2 million in 2004 and $1.4 million in 2003 (approximately 4% and 9% of total product sales, respectively).

In May 1994, we entered into a Microprocessor Platform Design License Agreement with Sun, acting through its SPARC Technology Business Division, pursuant to which we are licensed to develop, manufacture and sell products based upon and utilizing the Sun SPARC microprocessor technology. The technology of this license is utilized in customer projects that began prior to 1997. It has not been utilized in any new customer projects since 1996. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. A license fee in the amount of $35,000 was paid in full upon execution of the license. The license agreement was for an original term of seven years expiring in 2001. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring in 2005. This technology was required in product sales of approximately $0 in 2004 and $700,000 in 2003 (approximately 0% and 4% of total product sales, respectively). This technology was used in various non-recurring projects over the last two years.

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

Research and Development

There are research and development expenses in connection with designing new products. During 2004 and 2003, we incurred approximately $24,000 and $206,000, respectively, for research and development. These expenses were not paid directly by our customers, but are typically recouped over time as part of the cost of the developed products sold to customers.

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

Employees

As of December 31, 2004, we had a total of 106 employees, all of whom were full-time.

Item 2. Description of Property

We lease approximately 113,000 square feet of office, warehouse, laboratory and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. The lease contains annual escalators intended to cover inflationary costs over the life of the lease. Minimum future annual lease payments under the lease as of December 31, 2004 are approximately $589,216. We have the option to extend the term of the lease for an additional five years. The building is in good condition. While we believe that this current space is adequate for the foreseeable future, we have been granted an option to lease an additional 53,000 square feet of warehouse space in this building at the termination of the current lessor’s lease.

Our current policy is not to invest in real estate or interests in real estate. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not and our property is not currently a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information. Since September 7, 2000, our common stock has traded on the American Stock Exchange under the stock symbol “PNS.” Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during 2004 and 2003.

	Range of Sales Prices
	High	Low
Fiscal Year 2004
Fourth quarter (ended December 31)	$3.50	$1.90
Third quarter (ended September 30)	4.54	2.00
Second quarter (ended June 30)	5.00	2.21
First quarter (ended March 31)	3.23	1.85

Fiscal Year 2003
Fourth quarter (ended December 31)	$3.16	$1.75
Third quarter (ended September 30)	2.55	1.02
Second quarter (ended June 30)	1.30	1.00
First quarter (ended March 31)	1.70	0.95

(b) Holders. On February 11, 2005, there were 86 holders of record of the Shares. Most of the Shares not held by officers and directors are held in street name.

(c) Dividends. During the past two years, we have not paid cash dividends. Payments of dividends are within the discretion of our board of directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2004 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 1995 Stock Option Plan (the “Employee Plan”), the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Robert Ostrander, the stock option agreement, effective June 23, 1999 between Pinnacle Data Systems, Inc., and Robert Ostrander, and the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	1,412,950	$2.10	2,125,200

Equity compensation plans not approved by security holders (2)	114,000	$0.79	0

Total	1,526,950	$1.91	2,125,200

(1)	Consists of the Employee Plan and the Director Plan.
(2)	Consists of the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Robert Ostrander, and the stock option agreement, effective June 23, 1999 between Pinnacle Data Systems, Inc., and Robert Ostrander. The material features of these agreements are described below.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This annual report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products and services, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, including any decline or change in product orders from large customers like the four customers that made up approximately 52% of our revenue during 2004, increased competition, any adverse change in our business or our relationship with major technology partners, around whose computing platforms large portions of our business are based, lack of acceptance of new products, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, including those discussed under “Risk Factors” on page 19 of this report.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging and computer equipment industries, among others. We offer a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and support units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

As an outsourced service provider, we manage the extended product lifecycle required by OEMs in these industries to satisfy a major market need that exists in the computer industry.

Major developers of computer technology and products, like Sun Microsystems, Inc., Intel, Advanced Micro Devices, Hewlett Packard, among others, have a business model in which the primary target market consists of corporate IT data centers and large scale users of corporate worker desktop or laptop workstations. To capture the next capital dollar spent by this market, the computer manufacturers must offer the latest technologies and performance features. To do this economically and competitively, the manufacturer must maintain economies of scale and, as such, limit their product offerings by generally discontinuing older products that have been in the market 18-36 months.

Contrast that to the model employed by OEMs in the medical, telecommunications, defense and imaging equipment industries that embed computer products into their own marketable solutions. Their model involves extensive research and development investment to develop unique intellectual property, with extensive validation and testing to ensure their products’ effectiveness and safety, and significant product launches to develop significant market demand. New product development and time to market can span two to eight years. To financially justify this level of investment, OEMs need to market and sell their products for at least five to ten years, and their customers will want that product to be supported for eight to ten years beyond the time of purchase to recover their investment. The computers that are embedded in these types of very sophisticated OEM equipment are mission critical, serving as the controller or user interface to the system, but they do not contain the intellectual property or the competitive advantage of the product. When the computer manufacturer revises their product eight to ten times over the life of the OEM’s product life, the OEM must either update the technology in their equipment incurring significant redesign, product and process engineering, and recertification costs for each revision just to keep up, or they must be able to supply the original technology with only one to two revisions over the life of their product. In the case of medical equipment manufacturers, updating their product for every revision of the embedded computer is all but impossible to justify over the life of their product; a life that may span up to twenty years.

To solve this problem, major OEMs have historically maintained aggressive control of their supply chain and after-market support by performing much of the work themselves. This involved designing and manufacturing their own computers, and managing their own inventory, returns and repairs of them.

Over the past decade, the trend has continued to move away from this model. At first, the OEMs continued to do the design and manage the customer-interfacing activities, only outsourcing the manufacturing to others. Later, they used suppliers to outsource the design and moved toward the customization of off-the-shelf products, while continuing to manage the logistics and the customer contact. Now, OEMs look to outsource almost any and all functions other than those directly involved with the development of intellectual property.

We have taken advantage of this trend by developing a business model that supports both the OEMs and the computer manufacturers that serve them. Over the years, we have developed a portfolio of technological competencies, services, selling strategies and program management processes that have allowed it to offer a strong value proposition to the markets it serves.

Our strategy is to focus on Fortune Global 500 companies, take advantage of the trend toward business process outsourcing, and broaden our scope of service offerings. This has given us a strong foundation and ability to convert significant opportunities. We compete in the contract manufacturing industry and the value-added computer reseller market, as well as with independent engineering and repair organizations. The combined markets for these services exceeds $200 billion and the competition ranges from $10 billion multinational organizations to small local businesses. We compete by offering services of these different industries in combination with sophisticated and customized program management systems and processes.

We increased sales 50% in 2004 after growing sales 46% in 2003. Earnings grew 87% in 2004, after achieving our second most profitable year in our history in 2003. In 2004, we earned new business from world-leading medical, telecommunications and imaging equipment OEMs. We achieved ISO13485 and TL9000 registration further qualifying us for outsourcing in the medical and telecommunications equipment markets. We won the repair and logistics programs of a world-leading OEM of high-performance computing, visualization and storage equipment, Silicon Graphics, Inc., and a home-based state-funded computer learning program that currently serves over 6,000 students, as well as earning Sun Microsystems 2004 Best in Class Award for outstanding performance in repair and logistics support. We also forged new partnerships that expand our marketing, technological and geographical capabilities.

We believe we can refine and execute this model and sustain an average annual sales growth rate of approximately 25% over the next five years, achieving an annual sales level exceeding $100 million and, with additional leverage, significant earnings growth as well. Towards that goal in 2005, we expect sales to increase 20-25% and for the year to be profitable, as we continue to build our market presence and improve the scalability of our organization.

The following discussions and analyses are for the year ended December 31, 2004 compared to the year ended December 31, 2003.

SALES

Sales for 2004 and 2003 were as follows:

	Year		% Change
($ thousands)	2004	2003
Total company	$34,397	$22,884	50%
Product	28,351	15,595	82%
Service	6,046	7,289	-17%

The increase in product sales for 2004 was due to increased shipments to medical, telecommunications and imaging customers, which more than offset lower shipments to defense and industrial control customers. Service sales decreased and were less than projected because sales to two of our larger repair customers declined in 2004 and certain projected service sales are being reported as product sales due to changes in the customers’ actual versus projected programs. Services sales in the second half of 2004 were bolstered by the startup of a new OEM repair customer and a new hardware management program.

For 2004, we had three customers that generated revenues of approximately $5,694,000, $5,688,000, and $3,877,000 or 17%, 17%, and 11% respectively, of total revenue. In the statements of operations, approximately $405,000 of the revenues from these customers is included in service sales and $14,853,000 is included in product sales. In addition, these customers represented 15%, 10%, and 3%, respectively, of accounts receivable at December 31, 2004.

GROSS PROFIT

Gross profits for 2004 and 2003 were as follows:

	Year		% Change
($ thousands)	2004	2003
Total company	$8,015	$6,038	33%
Product	5,698	3,594	59%
Service	2,317	2,444	-5%

The gross profits margin percentage for 2004 and 2003 were as follows:

	Year
	2004	2003
Total company	23%	26%
Product	20%	23%
Service	38%	34%

While the increase in product sales volume resulted in the increase in gross profit dollars on product sales, product sales to newer customers generally were lower value-added sales and, therefore, had lower margins than the product sales in older customer programs.

The increase in the gross profit margin percentage for service sales was due to a change in the mix of service programs and partially offset the volume loss effect on gross profit dollars on service sales.

OPERATING AND INTEREST EXPENSES

Operating expenses include selling, general and administrative (SG&A) expenses. Operating and interest expenses for 2004 and 2003 were as follows:

	Year		% Change
($ thousands)	2004	2003
SG&A expense	$6,616	$5,147	29%
Interest expense	113	85	33%

Total expense	6,729	5,232	29%

We increased sales and marketing expenses in the second half of 2004 consistent with our targeted growth strategy. As a result, operating expenses rose from 2003 levels, as planned. The 29% increase in operating expenses was significantly less than the 50% increase in sales. Operating expenses were 19% of sales in 2004, down from 22% in 2003.

In 2004, an increased use of the credit line due to higher levels of receivables and inventory to support the higher sales volume combined with higher interest rates resulted in higher interest expense compared to 2003. The average daily balance on the line of credit increased to $2.6 million in 2004 from $1.9 million in 2003. Interest rates paid on the line of credit ranged from 4.00% to 5.25% in 2004, and from 4.00% to 4.50% in 2003.

INCOME TAXES AND NET INCOME

The effective tax rate used for 2004 was 31%, compared to 41% in 2003, reflecting an increase in foreign sales and the use of the extra-territorial income tax incentive.

Income before taxes, income taxes and net income for 2004 and 2003 were as follows:

	Year
($ thousands)	2004	2003
Income before income taxes	$1,286	$806
Income tax expense	402	333

Net income	884	473

Earnings per share for 2004 and 2003 were as follows:

	Year
	2004	2003
EPS:
Basic	$0.16	$0.09
Fully diluted	$0.14	$0.08
Weighted average number of shares outstanding:
Basic	5,572,811	5,526,978
Fully diluted	6,121,675	5,834,551

The improvement to net income in 2004 reflected the 50% increase in sales and the resulting increase in gross profit from additional operating leverage, which exceeded the planned increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for 2004 and 2003 follows:

($ thousands)	12/31/04	12/31/03	% Change
Accounts receivable	$4,398	$5,127	-14%
Inventory	4,080	2,023	102%
Other current assets	903	637	42%

Total	9,381	7,787	20%

A summary of changes in current liabilities for 2004 and 2003 follows:

($ thousands)	12/31/04	12/31/03	% Change
Line of credit	$2,525	$2,487	2%
Accounts payable	2,177	1,866	17%
Other current liab.	517	460	12%

Total	5,219	4,813	8%

During 2004, $94,000 of cash was used by operating activities. Net income before depreciation and amortization, provision for doubtful accounts, inventory reserves, and provision for deferred taxes was $1,707,000. Additional cash was generated by reductions in accounts receivable of $728,000 and a combined increase in accrued expenses and unearned revenue of $51,000. The amount of cash otherwise generated by operating activities was more than offset by an increase in inventory of $2.4 million, and a combined increase in prepaid expense and other current assets of $174,000. The increase in inventory was primarily attributable to two new multi-year customer programs that required a substantial investment in inventory in order to conduct those programs. In both programs, agreements minimize our risk of inventory loss and our revenue includes charges for carrying the extra inventory. Without those two programs, our increase in total inventory over 2004 would have been significantly less than the increase in total revenue.

In 2004, we used $344,000 of cash to purchase equipment, including computers and software, primarily to support new product customers and a new OEM service program. The 50% increase in sales, the planned increases in operating expenses, and the investment in new inventory and fixed assets were mostly financed by our own operations, with only a $38,000 increase to our line of credit balance, representing a 2% increase in the line balance over 2003. We also converted $76,000 of inventory to computer equipment in 2004.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association (KeyBank) and is payable on demand and collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $6,000,000 as well as a sub-limit of $3,000,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at December 31, 2004 was $2,525,000. The borrowing base calculation on that date was $5,776,000, resulting in an unused capacity of $3,251,000. We are not currently, and do not expect at this time to be, constrained by our credit limits. We were in compliance with all covenants of the line for the entire year of 2004.

On December 28, 2004, the line of credit was renewed until May 15, 2006. The maximum limit of the line was increased to $6,000,000 from $5,000,000, with the variable interest rate continuing at prime. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

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

We lease our operating facility under an operating lease in which we have an obligation to pay rent through 2009. See Note 6 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2004. Except for that operating lease, we have not entered into any off-balance sheet transactions in 2004 and 2003.

Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2004 and 2003 amounted to $689,576 and $616,230, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on our Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

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

Item 7. Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

FINANCIAL REPORT

DECEMBER 31, 2004 AND 2003

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc. (dba PDSi)

Groveport, Ohio

We have audited the accompanying balance sheets of Pinnacle Data Systems, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

February 15, 2005

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2004 and 2003

ASSETS	2004	2003

CURRENT ASSETS
Cash	$15,068	$11,997
Accounts receivable, net of allowance for doubtful accounts of $20,000	4,398,251	5,126,632
Inventory	4,080,202	2,023,434
Prepaid expenses	239,720	197,270
Refundable income taxes	171,248	—
Deferred income taxes	477,000	428,000

	9,381,489	7,787,333

PROPERTY AND EQUIPMENT
Leasehold improvements	309,920	226,693
Furniture and fixtures	382,935	331,991
Computer equipment and related software	2,481,919	2,264,719
Shop equipment	568,223	494,857

	3,742,997	3,318,260
Less accumulated depreciation and amortization	2,772,203	2,232,379

	970,794	1,085,881

OTHER ASSETS
Deposits	22,166	20,385
License agreement, less accumulated amortization of $41,800 and $32,595, respectively	400	9,606

	22,566	29,991

	$10,374,849	$8,903,205

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003
CURRENT LIABILITIES
Line of credit	$2,525,020	$2,486,566
Accounts payable	2,176,746	1,865,699
Accrued expenses:
Wages, payroll taxes and benefits	295,681	351,778
Income taxes	—	7,379
Unearned revenue	13,822	—
Other	207,398	100,953

	5,218,667	4,812,375

LONG-TERM LIABILITIES
Deferred income taxes	101,000	55,000

	5,319,667	4,867,375

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,628,806 and 5,539,796 shares issued and outstanding, respectively	2,266,482	2,172,281
Additional paid-in capital	543,095	502,095
Retained earnings	2,245,605	1,361,454

	5,055,182	4,035,830

	$10,374,849	$8,903,205

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

Years Ended December 31, 2004 and 2003

	2004	2003
SALES
Product sales	$28,351,007	$15,595,152
Service sales	6,046,483	7,288,866

	34,397,490	22,884,018

COST OF SALES
Product sales	22,652,817	12,000,903
Service sales	3,730,144	4,845,075

	26,382,961	16,845,978

GROSS PROFIT	8,014,529	6,038,040

OPERATING EXPENSES	6,615,741	5,147,325

INCOME FROM OPERATIONS	1,398,788	890,715

OTHER EXPENSE
Interest expense	112,637	85,177

INCOME BEFORE INCOME TAXES	1,286,151	805,538

INCOME TAX EXPENSE	402,000	333,000

NET INCOME	$884,151	$472,538

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.08

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
BALANCE - December 31, 2002	5,518,870	$2,161,656	$501,506	$888,916	$3,552,078
Options and warrants exercised	32,000	10,625	—	—	10,625
Treasury stock redeemed	(11,074)	—	—	—	—
Other proceeds from shareholders	—	—	589	—	589
Net income	—	—	—	472,538	472,538

BALANCE - December 31, 2003	5,539,796	2,172,281	502,095	1,361,454	4,035,830

Options and warrants exercised	93,000	94,201	—	—	94,201
Treasury stock redeemed	(3,990)	—	—	—	—
Tax benefits from employee stock option plan	—	—	41,000	—	41,000
Net income	—	—	—	884,151	884,151

BALANCE - December 31, 2004	5,628,806	$2,266,482	$543,095	$2,245,605	$5,055,182

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$884,151	$472,538

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	554,226	575,173
Provision for doubtful accounts	—	5,000
Inventory reserves	271,610	264,221
Provision for deferred taxes	(3,000)	48,000
Loss on disposal of property and equipment	1,620	2,296
(Increase)/decrease in assets:
Accounts receivable	728,381	(3,043,940)
Inventory	(2,404,650)	272,858
Prepaid expenses and other assets	(44,231)	124,930
Refundable income taxes	(130,248)	—
Increase/(decrease) in liabilities:
Accounts payable	(3,467)	1,151,099
Accrued expenses and taxes	37,440	(46,136)
Unearned revenues	13,822	—

Total adjustments	(978,497)	(646,499)

Net cash used in operating activities	(94,346)	(173,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(344,465)	(152,244)
Proceeds from sale of property and equipment	165	27,000

Net cash used in investing activities	(344,300)	(125,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	38,454	384,697
Outstanding checks in excess of funds on deposit	314,514	(39,322)
Principal payments on long-term debt	—	(33,333)
Principal payments on capital lease obligation	(5,452)	(22,759)
Proceeds from stock options exercised	94,201	10,625
Other proceeds from shareholders	—	589

Net cash provided by financing activities	441,717	300,497

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2004 and 2003

	2004	2003
INCREASE IN CASH	3,071	1,292

CASH - Beginning of year	11,997	10,705

CASH - End of year	$15,068	$11,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$104,151	$81,880

Income taxes paid, net of refunds	$481,438	$355,063

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Inventory capitalized as computer equipment.	$76,272	$189,545

Equipment acquired through capital lease.	$10,981

Income tax benefit from employee stock option plan credited to Additional paid-in-capital	$41,000

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A.	Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging and computer equipment markets, among others. PDSi offer a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

B.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.	Concentration of Credit Risk – Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

For 2004, the Company had three customers that generated revenues of approximately $5,694,000, $5,688,000, and $3,877,000 or 17%, 17%, and 11% respectively, of total revenue. In the statements of income, approximately $405,000 of the revenues from these customers is included in service sales and $14,853,000 is included in product sales. In addition, these customers represented 15%, 10%, and 3%, respectively, of accounts receivable at December 31, 2004.

For 2003, the Company had four customers that generated revenues of approximately $5,986,000, $3,048,000, $2,337,000 and $2,242,000 or 26%, 13%, 10% and 10%, respectively, of total revenue. In the statements of income, approximately $4,531,000 of the revenues from these customers is included in service sales and $9,082,000 is included in product sales. In addition, these customers represented 11%, 23%, 16%, and 24%, respectively, of accounts receivable at December 31, 2003.

D.	Revenue Recognition – For product sales, we recognize revenue upon transference of the title to the products to the customer. For repair sales, we recognize revenue upon completion of the repair work and either shipment of the item back to the customer or, in the programs in which we also manage the customer’s inventory on our site, when we return the repaired item to the customer’s finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, we recognize revenue over the fiscal periods covered by the billing on a pro-rata basis. Our inventory and logistics management programs are billed monthly, with revenue recognized upon billing. For non-recurring engineering projects, we recognize revenue on a percentage-of-completion basis.

E.	Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at December 31, 2004 and 2003 was comprised of the following (net of inventory reserves):

	2004	2003
Component parts (raw materials)	$3,362,924	$1,501,213
Work-in-process	369,937	129,088
Finished goods	347,341	393,133

	$4,080,202	$2,023,434

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2004 and 2003, the Company provided reserves of approximately $1,027,000 and $799,000, respectively, to reduce the carrying value of inventory.

F.	Statement of Cash Flows – For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2004 or 2003.

G.	Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are being amortized over the shorter of useful life or remaining lease term. Technology licenses are amortized over their terms of three years. Depreciation and amortization expense amounted to $554,226 and $575,173 for the years ended December 31, 2004 and 2003, respectively.

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

H.	Advertising - All of the Company’s advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. The Company incurred approximately $83,000 and $14,000 in advertising costs in 2004 and 2003, respectively.

I.	Life Insurance - The Company has purchased, and is the beneficiary, of three term life insurance policies on key employees of the Company. The total amount of coverage at December 31, 2004 was $11,500,000.

J.	Stock-Based Compensation - The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value-based method, compensation cost is measured at the grant date based on the estimated fair value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method until required to change to the fair value-based method as required by SFAS No 123(R) issued in December 2004 (see Note 1.L.).

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the statements of income for stock-based employee compensation awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma income and earnings per share are as follows for the year ended:

	2004	2003
Net income - as reported	$884,151	$472,538
Stock-based employee compensation expense - pro forma	337,311	112,020

Net income - pro forma	$546,840	$360,518
Basic earnings per common share-as reported	$.16	$.09
Diluted earnings per common share-as reported	.14	.08
Basic earnings per common share-pro forma	$.10	$.07
Diluted earnings per common share-pro forma	.09	.06
Weighted-average fair value of options granted during the year	$1.97	$1.85

K.	Research and Development – Research and development costs are charged to operations when incurred. The amounts of research and development expense were $23,823 and $681,468.

L.	Product Warranty Policy – The Company provides a limited warranty for defects in material or workmanship on its products and its repair services. The warranty periods currently in effect range from one to two years. The warranty involves repairing or replacing any defective component returned within the warranty period. The warranty is limited to the original customer. The historical warranty cost of material has been nominal, as most components used in the Company’s products are warranted by the component supplier. In 2003, the Company experienced higher warranty costs than the historical levels, due to defects in components used in one customer product for a limited period of time. Engineering changes eliminated the problem for units built and sold after the changes. A limited number of units with those known defects remained under warranty at December 31, 2004.

The following summarizes the Company’s warranty liability for 2004:

Beginning balance	$21,293
Additions to balance	10,000
Reductions to balance	(12,742)

Ending balance	$18,551

M.	RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS—SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB decided to defer the effective date of certain provisions of SFAS No. 150. Management does not expect the adoption of this accounting pronouncement will have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of SFAS No. 123 is to record the additional compensation expenses on the financial statements that is currently disclosed in Note 1.J.

N.	Reclassifications – Certain insignificant amounts for the year 2003 have been reclassified to conform with the 2004 presentation.

Note 2. Line of Credit

At December 31, 2004, the Company had a bank line of credit with a limit of $6,000,000 and monthly interest payments at prime. The effective rate was 5.25%. The Company was obligated for funds drawn against this line of credit in the amount of $2,525,020 and $2,486,566 at December 31, 2004 and 2003, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. On December 28, 2004, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $6,000,000 from $5,000,000 and is due and renewable by May 15, 2006. The unused capacity at December 31, 2004 was approximately $3,251,000.

Note 3. Stock Options and Warrants

The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan (the Plan) on December 19, 1995. Any employee who is granted a discretionary option upon vesting, may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company’s stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could have been granted under the plan, was 1,200,000 shares. Incentive options available under the plan must be granted by December 19, 2005. On February 16, 2000, the Board of Directors amended the Pinnacle Data Systems, Inc., 1995 Stock Option Plan, which was subsequently approved by the shareholders on June 24, 2000, to increase the number of shares reserved for issuance pursuant to options to 2,400,000 common shares. Under the 1995 Stock Option Plan, 388,250 shares were reserved for future grants at December 31, 2004.

On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc., 2000 Director Stock Option Plan (Director Plan), which was subsequently approved by the shareholders on June 24, 2000. Under the Director Plan, 500,000 shares are reserved for issuance to Directors who are not employees of the Company (Outside Director). Any Outside Director who has been granted a discretionary option may upon vesting, purchase Company common stock over a ten-year period, at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors was made by entering into individual stock option agreements. Under the 2000 Director Stock Option Plan, 324,000 shares were reserved for future grants at December 31, 2004.

Although the Board of Directors has the authority to set other terms, the options are generally exercisable one year from the date of grant.

The following table is a summary of option activity:

Stock Option Plan	2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Employee Stock Option Agreements
Outstanding, beginning of year	1,170,500	$1.92	1,038,650	$1.84
Granted	211,500	2.28	178,000	2.26
Exercised	73,000	0.90	32,000	0.85
Forfeited	52,050	2.24	14,150	2.83

Outstanding, end of year	1,256,950	$2.02	1,170,500	$1.92

Exercise price range of options outstanding	$0.63 to $5.25		$0.63 to $5.25

Director Stock Option Agreements
Outstanding, beginning of year	290,000	$1.88	230,000	$1.81
Granted	20,000	2.63	60,000	2.11
Exercised	20,000	2.35	—	—
Forfeited	20,000	1.82	—	—

Outstanding, end of year	270,000	$1.90	290,000	$1.88

Exercise price range of options outstanding	$0.75 to $3.88		$0.75 to $3.88

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life (in years)	Weighted-average Exercise Price Per Share
$0.63 - 0.83	386,200	2.85	$0.75
$0.97 - 1.38	159,550	4.49	1.03
$1.82 - 2.63	758,100	7.54	2.28
$3.07 - 4.26	220,100	5.24	3.89
$4.69 - 5.25	3,000	5.79	4.88

Total	1,526,950	5.70	$2.00

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted-average Exercise Price Per Share
$0.63 - 0.83	386,200	$0.75
$0.97 - 1.38	159,550	1.03
$1.82 - 2.63	550,600	2.29
$3.07 - 4.26	220,100	3.89
$4.69 - 5.25	3,000	4.88

Total	1,319,450	$1.96

At December 31, 2003, 1,197,500 outstanding options were exercisable. The weighted-average exercise price for outstanding options was $1.85 at December 31, 2003.

The options outstanding at December 31, 2004 are exercisable through periods ranging from January 2005 through November 2014.

The fair value of each option grant disclosed in Note 1.J. is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended:

	2004	2003
Risk-free interest rate	4.3%	4.5%
Dividend yield	0%	0%
Volatility factor	88.61%	84.29%
Weighted average expected life in years	9	9

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

Note 4. Operating Leases

The Company leases its operating facility under an operating lease that expires in 2009. The Company has an option to extend the lease for an additional five years beyond the expiration date in 2009.

Minimum future lease payments under the operating lease as of December 31, 2004 are as follows:

2005	$589,216
2006	589,216
2007	589,216
2008	589,216
2009	196,406

$2,553,270

Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2004 and 2003 amounted to $689,576 and $616,230, respectively. The ten-year operating lease on the facilities at 6600 Port Road, Groveport, Ohio, contains annual escalators intended to cover inflationary costs over the life of the lease.

Note 5. Profit Sharing and 401(k) Savings Plan

The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees age 21 or over with three months of service. Under the plan, employees may elect to defer a portion of their salary, subject to Internal Revenue Code limits.

The Company, at its discretion, may match up to 15% of employee contributions up to 6% of wages deferred with an annual maximum contribution of $1,950 per employee. The Company made matching contributions of $32,045 in 2004. The Company elected not to make a matching contribution for 2003.

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

Net deferred tax assets in the accompanying balance sheets include the following components:

	2004	2003
Assets
Inventory reserves	$411,000	$316,000
Allowance for doubtful accounts	8,000	8,000
Uniform capitalization	51,000	32,000
Bonus accrual	—	72,000
Warranty accrual	7,000	—

	$477,000	$428,000

Liabilities
Depreciation	$101,000	$55,000

	$101,000	$55,000

The components of the tax expense for the year ended December 31, were as follows:

	2004	2003
Current:
Federal	$341,000	$254,000
State and local	64,000	31,000

	405,000	285,000

Deferred:
Federal	—	30,000
State and local	(3,000)	18,000

	(3,000)	48,000

Total	$402,000	$333,000

The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:

	2004	2003
Income tax provision at statutory rate	$437,000	$274,000
Add:
Tax effect of permanent differences	(49,000)	10,000
State income taxes, net of federal income tax provision	40,000	49,000
Other	(26,000)	0

Total income tax provision	$402,000	$333,000

Note 7. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year.

	For the Year Ended 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$884,151	5,572,811	$0.16
Effect of Dilutive Securities
Options	0	548,864

Diluted EPS
Income available to common stockholders and assumed conversions	$884,151	6,121,675	$0.14

	For the Year Ended 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$472,538	5,526,978	$0.09
Effect of Dilutive Securities
Options	0	307,573

Diluted EPS
Income available to common stockholders and assumed conversions	$472,538	5,834,551	$0.08

The number of anti-dilutive options for December 31, 2004 and 2003 were 223,100 and 823,750, respectively.

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

Segment information for the years ended December 31, 2004 and 2003, was as follows:

	2004
	Product	Service	Other	Total
Sales	$28,351,007	$6,046,483	$—	$34,397,490
Gross profit	5,698,190	2,316,339	—	8,014,529
Operating earnings (loss)	2,759,841	1,336,882	(2,697,935)	1,398,788
Depreciation and amortization	261,570	126,722	165,934	554,226
Interest expense	—	—	112,637	112,637
Total assets	6,311,306	1,928,303	2,135,240	10,374,849
Capital expenditures	171,832	211,468	37,437	420,737

	2003
	Product	Service	Other	Total
Sales	$15,595,152	$7,288,866	$—	$22,884,018
Gross profit	3,594,249	2,443,791	—	6,038,040
Operating earnings (loss)	1,653,883	1,274,128	(2,037,296)	890,715
Depreciation and amortization	260,479	121,813	192,881	575,173
Interest expense	—	—	85,177	85,177
Total assets	5,723,996	1,123,461	2,055,748	8,903,205
Capital expenditures	255,840	66,588	19,361	341,789

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

In 2004, the Company added an internal audit function with a direct line of communication to the Company’s Audit Committee. The internal audit function completed a six-month initial review and assessment of the Company’s internal controls based on the internal control framework of the Committee of Sponsoring Organizations (COSO) published in 1992 by the Treadway Commission. As of the Evaluation Date, there were no significant changes in the Company’s internal controls that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any reportable significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information about our directors, nominees for directors and our executive officers is incorporated by reference to our proxy statement for our year 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Proposal One: Election of Directors.”

Item 10. Executive Compensation

Information regarding executive compensation is incorporated by reference to our proxy statement for our year 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of beneficial owners and management is incorporated by reference to our proxy statement for our year 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 12. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is incorporated by reference to our proxy statement for our year 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Proposal One: Election of Directors.”

Item 13. Exhibits

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(k)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(q)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Third Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 23, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(v)	Fourth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated July 31, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(y)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc, and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(z)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(aa)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ab)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ac)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ad)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ae)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(af)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

10(ag)	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc., dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 12, 2004.

10(ah)	Notice of Final Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Contained herein.

10(ai)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Contained herein.

10(aj)	Commercial Security Agreement between Pinnacle Data Systems Inc. and Keybank National Association dated December 28, 2004	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ak)	Change in Terms Agreement between Pinnacle Data Systems, Inc. and Keybank National Association dated December 28, 2004	Contained herein.

10(al)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and Keybank National Association dated December 31, 2004	Contained herein.

23	Consent of Independent Registered Public Accounting Firm	Contained herein.

24	Powers of Attorney	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2004	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2004	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2004	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2004	Contained herein.

The exhibits filed with this report in response to Item 13 are submitted as a separate section of this report following the signatures.

Item 14. Principal Accountant Fees and Services

Information regarding the Company’s principal accountant fees and services is incorporated by reference to our proxy statement for our year 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Independent Auditors”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date : February 23, 2005	By	/s/ John D. Bair
John D. Bair, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Bair John D. Bair	Chairman, Chief Executive Officer (principal executive officer) and Director	February 23, 2005

/s/ Michael R. Sayre Michael R. Sayre	Executive Vice President, Chief Financial Officer and Treasurer, (principal financial and principal accounting officer), and Director	February 23, 2005

Christopher L. Winslow*	President, Chief Operating Officer and Director	February 23, 2005
Christopher L. Winslow

Carl Aschinger*	Director	February 23, 2005
Carl Aschinger

Hugh C. Cathey*	Director	February 23, 2005
Hugh C. Cathey

Paul H. Lambert*	Director	February 23, 2005
Paul H. Lambert

Thomas M. O’Leary*	Director	February 23, 2005
Thomas M. O’Leary

Robert V.R. Ostrander*	Director	February 23, 2005
Robert V.R. Ostrander

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/s/ John D. Bair	February 23, 2005
John D. Bair,
Attorney-in-Fact