Form 10QSB
period 2005-03-31
PINNACLE DATA SYSTEMS INC
filed 2005-04-27
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,793,806 common shares, without par value, as of April 15, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

Item 1. Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,784	$15,068
Accounts receivable, net of allowance for doubtful accounts of $20,000	4,487,253	4,398,251
Inventory	4,295,204	4,080,202
Prepaid expenses	242,734	239,720
Refundable income taxes	111,160	171,248
Deferred income taxes	477,000	477,000

	9,626,135	9,381,489

PROPERTY AND EQUIPMENT
Leasehold improvements	314,487	309,920
Furniture and fixtures	383,057	382,935
Computer equipment and related software	2,599,815	2,481,919
Shop equipment	579,739	568,223

	3,877,098	3,742,997
Less accumulated depreciation and amortization	2,893,059	2,772,203

	984,039	970,794

OTHER ASSETS	22,166	22,566

	$10,632,340	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,629,926	$2,525,020
Accounts payable	2,654,062	2,176,746
Accrued expenses:
Wages, payroll taxes and benefits	381,178	295,681
Other	202,122	207,398
Unearned revenue	97,240	13,822

	4,964,528	5,218,667

LONG-TERM LIABILITIES
Deferred income taxes	101,000	101,000

	5,065,528	5,319,667

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,764,406 and 5,628,806 shares issued and outstanding, respectively	2,465,404	2,266,482
Additional paid-in capital	609,007	543,095
Retained earnings	2,492,401	2,245,605

	5,566,812	5,055,182

	$10,632,340	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

	Quarter Ended March 31, 2005	Quarter Ended March 27, 2004
	(Unaudited)	(Unaudited)
SALES
Product sales	$5,304,860	$5,429,462
Service sales	2,187,640	1,618,210

	7,492,500	7,047,672

COST OF SALES
Product sales	4,482,826	3,846,742
Service sales	987,081	923,843

	5,469,907	4,770,585

GROSS PROFIT	2,022,593	2,277,087

OPERATING EXPENSES	1,596,946	1,641,482

INCOME FROM OPERATIONS	425,647	635,605

OTHER EXPENSE
Interest expense	27,851	22,141

INCOME BEFORE INCOME TAXES	397,796	613,464

INCOME TAX EXPENSE	151,000	251,000

NET INCOME	$246,796	$362,464

BASIC EARNINGS PER COMMON SHARE	$0.04	$0.07

DILUTED EARNINGS PER COMMON SHARE	$0.04	$0.06

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2005	Quarter Ended March 27, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246,796	$362,464

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,256	145,045
Inventory reserves	94,040	51,036
(Increase)/decrease in assets:
Accounts receivable	(89,002)	(267,985)
Inventory	(309,042)	(1,168,230)
Prepaid expenses and other assets	(3,014)	(143,386)
Refundable income taxes	126,000	—
Increase/(decrease) in liabilities:
Accounts payable	417,130	585,152
Accrued expenses and taxes	82,971	465,897
Unearned revenues	83,418	24,730

Total adjustments	523,757	(307,741)

Net cash provided by operating activities	770,553	54,723

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(134,101)	(25,723)

Net cash used in investing activities	(134,101)	(25,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(895,094)	(598,551)
Outstanding checks in excess of funds on deposit	60,186	570,476
Principal payments on capital lease obligation	(2,750)	—
Proceeds from stock options exercised	198,922	990

Net cash used in financing activities	(638,736)	(27,085)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

	Quarter Ended March 31, 2005	Quarter Ended March 27, 2004
	(Unaudited)	(Unaudited)
INCREASE IN CASH	(2,284)	1,915

CASH - Beginning of quarter	15,068	11,997

CASH - End of quarter	$12,784	$13,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$30,567	$22,097

Income taxes paid, net of refunds	$25,000	$27,800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

Inventory capitalized as computer equipment.	$—	$15,995

Income tax benefit from stock option plans credited to Additional paid-in-capital	$65,912	$—

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Organization

Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, and computer equipment markets, among others. PDSi offers a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2.	Summary of Significant Accounting Policies

Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at March 31, 2005 and December 31, 2004 was comprised of the following (net of inventory reserves):

	3/31/2005	12/31/2004
Component parts (raw materials)	$3,714,183	$3,362,924
Work-in-process	204,634	369,937
Finished goods	376,387	347,341

	$4,295,204	$4,080,202

The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.	Summary of Significant Accounting Policies (continued)

The Company divides its fiscal calendar into 4 periods or “quarters”. Starting in 2005, the Company adopted a calendar fiscal schedule, with the four quarters of the year always ending on March 31, June 30, September 30, and December 31. Prior to 2005, the Company intended that each quarter consist of thirteen weeks. The first quarter of each year began on January 1 and the fourth quarter ended on December 31. Depending on what day of the week January 1 fell, the first quarter might contain a few days less than thirteen full weeks and the fourth quarter might contain a few days more than thirteen full weeks. The first quarter of 2005 ended on March 31 and contained 90 days. The first quarter of 2004 ended on March 27 and contained 87 days.

The balance sheet as of March 31, 2005 and the statements of income and cash flows for the quarter ended March 31, 2005 and March 27, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of income and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 annual report on Form 10-KSB. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results for the full year.

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in the first quarter of 2005 because all stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the quarters ending March 31, 2005 and March 27, 2004 would have been as follows:

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.	Summary of Significant Accounting Policies (continued)

	2005	2004
Net income, as reported	$246,796	$362,464
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(59,345)	(73,562)

Net income, pro forma	$187,451	$288,902

Earnings per common share, basic:
As reported	$0.04	$0.07
Pro forma	$0.03	$0.05
Earnings per common share, diluted:
As reported	$0.04	$0.06
Pro forma	$0.03	$0.05

In December 2003, the FASB issued FIN 46 (Revised), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply in the first fiscal year or interim period ending after December 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123 (R) provides several options regarding its adoption. The Company has not determined the adoption method that it will select.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.	Line of Credit

At March 31, 2005, the Company had a bank line of credit with a limit of $6,000,000 and monthly interest payments at prime. The effective rate was 5.75%. The Company was obligated for funds drawn against this line of credit in the amount of $1,629,926 and $2,525,020 at March 31, 2005 and December 31, 2004, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. On December 28, 2004, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $6,000,000 from $5,000,000 and is due and renewable by May 15, 2006. The borrowing base calculation on March 31, 2005 was $5,967,000, resulting in an unused capacity of $4,337,000.

Note 4	Stock Options

During the quarter ended March 31, 2005, the Company’s stock option activities and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2004	1,526,950	$2.00
Granted	21,000	3.06
Exercised	(135,600)	1.47
Forfeited	(350)	3.22

Outstanding, March 31, 2005	1,412,000	$2.07

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the -quarter ended March 31, 2005:

Risk-free interest rate	4.40%
Dividend yield	0%
Volatility factor	83.00%
Weighted average expected life in years	9

The options granted during the quarter had a weighted-average fair value of $2.53.

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

	For the quarter ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$246,796	5,725,817	$0.04

Effect of Dilutive Securities
Options		529,761

Diluted EPS
Income available to common stockholders and assumed conversions	$246,796	6,255,578	$0.04

	For the quarter ended March 27, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$362,464	5,540,244	$0.07

Effect of Dilutive Securities
Options		449,786

Diluted EPS
Income available to common stockholders and assumed conversions	$362,464	5,990,030	$0.06

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.	Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Quarter Ended March 31, 2005
	Product Sales	Service Sales	Other	Total
Sales	$5,304,860	$2,187,640	$—	$7,492,500
Gross profit	822,034	1,200,559	—	2,022,593
Income from operations	224,998	982,078	(781,429)	425,647
Depreciation and amortization	58,328	29,373	33,555	121,256
Interest expense	—	—	27,851	27,851
Total assets	5,692,255	2,765,447	2,174,638	10,632,340
Capital expenditures	874	19,405	113,822	134,101

	Quarter Ended March 27, 2004
	Product Sales	Service Sales	Other	Total
Sales	$5,429,462	$1,618,210	$—	$7,047,672
Gross profit	1,582,720	694,367	—	2,277,087
Income from operations	1,067,353	268,601	(700,349)	635,605
Depreciation and amortization	70,034	30,009	45,002	145,045
Interest expense	—	—	22,141	22,141
Total assets	7,215,553	1,099,014	2,038,946	10,353,513
Capital expenditures	34,084	7,634	—	41,718

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This quarterly report, including the following sections, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving sequential quarterly sales increases throughout the rest of 2005 and continuing a string of profitable quarters. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, increased competition, changes in customer order patterns, our business or our relationship with major technology partners, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, and risks associated with our new business practices, processes and information systems, and other risks described in this quarterly report and from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission. The Company undertakes no obligations to publicly update or revise such statements.

The following discussions and analyses are for the quarter ended March 31, 2005, compared to the comparable period ended March 27, 2004.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, and computer equipment markets, among others. PDSi offers a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

We will continue to implement our targeted growth strategy in 2005 by investing in sales, marketing and a more scalable organization. Positive contributions from these efforts are anticipated throughout the rest of the year. Sales and earnings for the second quarter of 2005 are expected to be below the all-time quarterly records set in the second quarter of 2004. However, we expect quarterly sales to increase sequentially throughout the rest of 2005 and to continue our string of profitable quarters. During this period of significant investment, as we transition to that higher growth, more scalable, operating platform, we remain focused on improvement in annual results.

SALES

Sales for the first quarter of 2005 and 2004 were as follows:

($ thousands)	2005	2004	% Change
Total company	$7,493	$7,048	6%
Product	5,305	5,430	-2%
Service	2,188	1,618	35%

Product sales declined only slightly from 2004. Lower shipments to industrial process control customers in 2005 were mostly offset by higher sales to imaging customers. The increase in service sales was due to new repair and hardware management programs.

For the first quarter of 2005, we had two customers that generated revenues of approximately $1,669,000, and $885,000 or 22% and 12% respectively, of total revenue. In the statements of income, approximately $2,548,000 of the revenues from these customers is included in product sales and $6,000 is included in service sales. In addition, these customers represented 29% and 11%, respectively, of accounts receivable at March 31, 2005.

GROSS PROFIT

Gross profit for the first quarter of 2005 and 2004 was as follows:

($ thousands)	2005	2004	% Change
Total company	$2,023	$2,277	-11%
Product	822	1,583	-48%
Service	1,201	694	73%

The gross profit margin percentages for 2005 and 2004 were as follows:

	2005	2004
Total company	27%	32%
Product	15%	29%
Service	55%	43%

Product sales to newer customers generally were lower value-added sales and, therefore, had lower margins than the product sales in older customer programs, resulting in the decrease in both the gross profit dollars and percentage on product sales

The increased gross profit dollars and percentage on service sales reflected the higher sales volumes and the resulting increased operating leverage.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative, research and development and interest expenses for the first quarter of 2005 and 2004 were as follows:

($ thousands)	2005	2004	% Change
Operating expenses	$1,597	$1,642	-3%
Interest expense	28	22	27%

Total expense	1,625	1,664	-2%

Operating expenses were essentially unchanged in 2005 from 2004. Consistent with our strategic plan, we continued to invest back into the business, particularly in targeted sales and marketing initiatives, to grow sales and achieve a more scalable operational organization.

INCOME TAXES AND NET INCOME

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first quarter of 2005 was 38%, compared to 41% in the comparable period of 2004.

Income before taxes, income taxes and net income for the first quarter of 2005 and 2004 were as follows:

($ thousands)	2005	2004	% Change
Income before taxes	$398	$613	-35%
Income taxes	151	251	-40%

Net income	247	362	-32%

Earnings per share for the first quarter of 2005 and 2004 were as follows:

	2005	2004
Basic EPS	$0.04	$0.07
Fully diluted EPS	$0.04	$0.06

Weighted average number of shares outstanding:
Basic	5,725,817	5,540,244
Fully diluted	6,255,578	5,990,030

The decline in net income in the first quarter of 2005 resulted from the decline in product revenue, the decline in profit margins on product sales, and the reinvestment of profits into our growth programs.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first quarter is as follows:

($ thousands)	3/31/05	12/31/04	% Change
Accounts receivable	$4,487	$4,398	2%
Inventory	4,295	4,080	5%
Other current assets	844	903	-7%

Total	$9,626	$9,381	3%

A summary of changes in current liabilities for the quarter is as follows:

($ thousands)	3/31/05	12/31/04	% Change
Line of credit	$1,630	$2,525	-35%
Accounts payable	2,654	2,177	22%
Other current liabilities	681	517	32%

Total	$4,965	$5,219	-5%

During the first quarter of 2005, $771,000 of cash was generated by operating activities. Net income before depreciation and inventory reserve increases was $462,000. Cash was used by an increase in accounts receivable of $89,000 and an increase in inventory of $309,000. Additional cash was generated by increases in accounts payable of $417,000 and in other current liabilities of $166,000. The increased inventory total reflects a continued buildup begun in the fourth quarter of 2004 to support two multi-year customer programs that require a substantial investment in inventory. In both programs, agreements minimize our risk of inventory loss and our revenue includes extra charges for carrying the inventory.

For the first quarter of 2005, we used $134,000 of cash generated by operating activities to purchase equipment, including computers and software.

In addition to the cash generated by operations, we received $199,000 from employee and director stock option exercises. The excess of the cash generated by those two sources over the investment in new equipment was used to pay down our line of credit by $895,000.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association and is payable on demand and collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $6,000,000 as well as a sub-limit of $3,000,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at March 31, 2005 was $1,630,000. The borrowing base calculation on that date was $5,967,000, resulting in an unused capacity of $4,337,000. We were in compliance with all covenants of the line at March 31, 2005.

On December 28, 2004, the line of credit was renewed until May 15, 2006. The maximum limit of the line was increased to $6,000,000 from $5,000,000. As the line of credit is our primary source of financing, it is critical to our short-term liquidity. To maintain a sufficient borrowing base to meet our needs and meet the covenant requirements of the line, we must maintain sales and gross profit levels with minimum inventory on hand, and effectively manage cash flow from collections to payments. Significant delays or loss of customer orders, or delayed customer payments, could severely impact our ability to meet our short-term financial obligations. Inventory reductions also reduce our borrowing base, thereby limiting our capacity for short-term borrowing. This would include reductions in inventory due to changes in the valuation of our inventory and the setting of appropriate inventory reserves to reflect changes in technology or reduced customer requirements.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(am)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2005.	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005.

10(an)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated January 1, 2005.	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005.

10(ao)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated January 1, 2005.	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2005.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2005.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2005.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2005.	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: April 27, 2005	/s/ Michael R. Sayre
Michael Sayre, Executive Vice President
and Chief Financial Officer

Date: April 27, 2005	/s/ Thomas J. Carr
Thomas J. Carr, Controller