Form 10QSB
period 2005-06-30
PINNACLE DATA SYSTEMS INC
filed 2005-07-27
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 5,906,056 common shares, without par value, as of July 20, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$15,926	$15,068
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $20,000, respectively	4,728,894	4,398,251
Inventory	5,606,623	4,080,202
Other prepaid expenses	185,269	239,720
Refundable income taxes	266,597	171,248
Deferred income taxes	477,000	477,000

	11,280,309	9,381,489

PROPERTY AND EQUIPMENT
Leasehold improvements	325,187	309,920
Furniture and fixtures	389,743	382,935
Computer equipment and related software	2,648,388	2,481,919
Shop equipment	585,694	568,223

	3,949,012	3,742,997
Less accumulated depreciation and amortization	3,017,108	2,772,203

	931,904	970,794

OTHER ASSETS	23,896	22,566

	$12,236,109	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit and short term note	$3,236,254	$2,525,020
Accounts payable	2,410,604	2,176,746
Accrued expenses:
Wages, payroll taxes and benefits	420,142	295,681
Other	265,087	207,398
Unearned revenue	74,185	13,822

	6,406,272	5,218,667

LONG-TERM LIABILITIES
Deferred income taxes	101,000	101,000
	6,507,272	5,319,667

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,870,056 and 5,628,806 shares issued and outstanding, respectively	2,594,297	2,266,482
Additional paid-in capital	680,444	543,095
Retained earnings	2,454,096	2,245,605

	5,728,837	5,055,182

	$12,236,109	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF OPERATIONS

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
	(unaudited)		(unaudited)
SALES
Product sales	$4,998,421	$9,774,835	$10,303,281	$15,204,297
Service sales	1,946,234	1,504,759	4,133,875	3,122,969

	6,944,655	11,279,594	14,437,156	18,327,266

COST OF SALES
Product sales	4,386,066	7,648,924	8,868,892	11,495,666
Service sales	914,421	954,935	1,901,503	1,878,777

	5,300,487	8,603,859	10,770,395	13,374,443

GROSS PROFIT	1,644,168	2,675,735	3,666,761	4,952,823

OPERATING EXPENSES	1,674,177	1,798,808	3,271,122	3,440,290

INCOME/(LOSS) FROM OPERATIONS	(30,009)	876,927	395,639	1,512,533

OTHER EXPENSE
Interest expense	33,296	32,512	61,148	54,654

INCOME/(LOSS) BEFORE INCOME TAXES	(63,305)	844,415	334,491	1,457,879

INCOME TAX EXPENSE/(BENEFIT)	(25,000)	347,000	126,000	598,000

NET INCOME/(LOSS)	$(38,305)	$497,415	$208,491	$859,879

BASIC EARNINGS/(LOSS) PER COMMON SHARE	$(0.01)	$0.09	$0.04	$0.16

DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$(0.01)	$0.08	$0.03	$0.14

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Two Quarters Ended June 30, 2005 and June 26, 2004

	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$208,491	$859,879

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,305	289,982
Provision for doubtful accounts	10,000	—
Inventory reserves	185,351	119,070
Loss on disposal of equipment	—	(87)
(Increase)/decrease in assets:
Accounts receivable	(340,643)	(779,159)
Inventory	(1,711,772)	(1,897,676)
Prepaid expenses and other assets	52,722	119,485
Refundable income taxes	42,000	—
Increase in liabilities:
Accounts payable	567,381	324,697
Accrued expenses and taxes	187,679	501,128
Unearned revenues	60,363	15,657

Total adjustments	(701,614)	(1,306,903)

Net cash used in operating activities	(493,123)	(447,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(206,015)	(81,747)
Proceeds from sale of property and equipment	—	165

Net cash used in investing activities	(206,015)	(81,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	711,234	452,068
Outstanding checks in excess of funds on deposit	(333,524)	17,123
Principal payments on capital lease obligation	(5,529)	—
Proceeds from stock options exercised	327,815	62,139

Net cash provided by financing activities	699,996	531,330

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Two Quarters Ended June 30, 2005 and June 26, 2004

	2005	2004
INCREASE IN CASH	858	2,724

CASH - Beginning of period	15,068	11,997

CASH - End of period	$15,926	$14,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$57,490	$53,278

Income taxes paid, net of refunds	$84,000	$549,577

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Inventory capitalized as computer equipment.	$—	$43,293

Income tax benefit from stock option plans credited to Additional paid-in-capital	$137,350	$—

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization

Nature of Business-Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, and computer equipment markets, among others. PDSi offers a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Note 2. Summary of Significant Accounting Policies

Inventories-Inventories are valued at average cost, not in excess of market.

Inventory at June 30, 2005 and December 31, 2004 was comprised of the following (net of inventory reserves):

	June 30, 2005	December 31, 2004

Component parts (raw materials)	$4,317,339	$3,362,924
Work-in-process	429,085	369,937
Finished goods	860,199	347,341

	$5,606,623	$4,080,202

The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles.

The balance sheet as of June 30, 2005 and the statements of operations and cash flows for the two quarters ended June 30, 2005 and June 26, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of operations and changes in cash flows for all periods presented have been made.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 annual report on Form 10-KSB. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results for the full year.

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in the first two quarters of 2005 because all stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income/(loss) and earnings/(loss) per share for the quarters ending June 30, 2005 and June 26, 2004 would have been as follows:

	Second Quarter		Two Quarters
	2005	2004	2005	2004
Net income/(loss), as reported	$(38,305)	$497,415	$208,491	$859,879
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(147,356)	(68,754)	(206,701)	(137,507)

Net income/(loss), pro forma	(185,661)	428,661	1,790	722,372

Earnings/(loss) per common share, basic:
As reported	$(0.01)	$0.09	$0.04	$0.16
Pro forma	$(0.03)	$0.08	$—	$0.13
Earnings/(loss) per common share, diluted:
As reported	$(0.01)	$0.08	$0.03	$0.14
Pro forma	$(0.03)	$0.07	$—	$0.12

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

The Company divides its fiscal calendar into 4 periods or “quarters”. Starting in 2005, the Company adopted a calendar fiscal schedule, with the four quarters of the year always ending on March 31, June 30, September 30, and December 31. Prior to 2005, the Company intended that each quarter consist of thirteen weeks. The first quarter of each year began on January 1 and the fourth quarter ended on December 31. Depending on what day of the week January 1 fell, the first quarter might contain a few days less than thirteen full weeks and the fourth quarter might contain a few days more than thirteen full weeks. The second quarter of 2005 ended on June 30 and contained 91 days. The second quarter of 2004 ended on June 26 and contained 91 days. The first two quarters of 2005 contained 181 days and the first two quarters of 2004 contained 178 days.

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

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Line of Credit

At June 30, 2005, the Company had a bank line of credit with a limit of $6,000,000 and monthly interest payments at prime. The effective rate was 6.25%. The Company was obligated for funds drawn against this line of credit in the amount of $3,236,254 and $2,525,020 at June 30, 2005 and December 31, 2004, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. On December 28, 2004, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $6,000,000 from $5,000,000 and is due and renewable by May 15, 2006. The borrowing base calculation on June 30, 2005 was the maximum $6,000,000, resulting in an unused capacity of $2,763,746.

Note 4 Stock Options

The Company adopted the Pinnacle Data Systems, Inc. 1995 Stock Option Plan on December 19, 1995. On May 5, 2005, the Company adopted the 2005 Equity Incentive Plan, which replaced the 1995 plan. During the two quarters ended June 30, 2005, the Company’s stock option activities and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2004	1,526,950	$2.00
Granted	701,000	3.07
Exercised	(241,250)	1.36
Forfeited	(11,300)	3.78

Outstanding, June 30, 2005	1,975,400	$2.45

Of the 701,000 options granted in 2005, 51,000 were granted under the 1995 plan, and 650,000 were granted under the 2005 plan. The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the two quarters ended June 30, 2005:

Risk-free interest rate	4.20%
Dividend yield	0%
Volatility factor	75.48%
Weighted average expected life in years	7

The options granted during the two quarters had a weighted-average fair value of 2.05.

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

	For the quarter ended 6/30/2005			For the two quarters ended 6/30/2005
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income/(Loss) available to common shareholders	$(38,305)	5,833,753	$(0.01)	$208,491	5,780,083	$0.04

Effect of Dilutive Securities
Options		0			492,831

Diluted EPS
Income/(Loss) available to common stockholders and assumed conversions	$(38,305)	5,833,753	$(0.01)	$208,491	6,272,914	$0.03

	For the quarter ended 6/26/2004			For the two quarters ended 6/26/2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common shareholders	$497,415	5,553,813	$0.09	$859,879	5,547,181	$0.16

Effect of Dilutive Securities
Options		637,411			547,183

Diluted EPS
Income available to common stockholders and assumed conversions	$497,415	6,191,224	$0.08	$859,879	6,094,364	$0.14

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Two Quarters Ended June 30, 2005
	Product Sales	Service Sales	Other	Total
Sales	$10,303,281	$4,133,875	$—	$14,437,156
Gross profit	1,434,389	2,232,372	—	3,666,761
Income from operations	190,010	1,783,643	(1,578,014)	395,639
Depreciation and amortization	120,043	58,020	67,243	245,306
Interest expense	—	—	61,148	61,148
Total assets	7,319,641	2,668,321	2,248,147	12,236,109
Capital expenditures	53,018	31,871	121,126	206,015

	Two Quarters Ended June 26, 2004
	Product Sales	Service Sales	Other	Total
Sales	$15,204,297	$3,122,969	$—	$18,327,266
Gross profit	3,708,631	1,244,192	—	4,952,823
Income from operations	2,016,341	668,549	(1,172,357)	1,512,533
Depreciation and amortization	142,727	60,639	86,616	289,982
Interest expense	—	—	54,654	54,654
Total assets	8,540,631	701,298	1,893,967	11,135,896
Capital expenditures	76,462	39,294	9,284	125,040

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Subsequent Event

On July 1, 2005, the Company signed a non-binding letter of intent to acquire the assets and assume certain liabilities of privately-held GNP Computers, Inc. The Company is actively engaged in due diligence on the acquisition. A Form 8-K was filed with the Securities and Exchange Commission on July 8, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the increase in sales in the second half of 2005, the increase in service sales in the fourth quarter of 2005, the Company’s profitability in 2005 and regarding the closing of the acquisition of GNP Computers, whether in the third fiscal quarter of 2005 or otherwise. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for the Company’s products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in the Company’s business or its relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with the Company’s new business practices, processes and information systems, a material adverse change in GNP Computers’ business or the discovery of other information which would affect the viability of post-closing operations, and the inability to obtain any necessary consents, restructure debt obligations, overcome integration issues and resolve business terms relating to the GNP Computers transaction, and other risks described in this quarterly report and from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission. The Company undertakes no obligations to publicly update or revise such statements.

The following discussions and analyses are for the quarter and two quarters ended June 30, 2005 compared to the quarter and two quarters ended June 26, 2004.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi”, the “Company” or “we”) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, and computer equipment markets, among others. PDSi offers a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

We will continue to implement our targeted growth strategy in 2005 by investing in sales, marketing and a more scalable organization. Positive contributions from these efforts are anticipated throughout the rest of the year. We anticipate that sales in the second half of 2005 will be stronger than in the second half of 2004 or the first half 2005, due in part to the backlog of product orders existing at the end of the second quarter. As in past years, we expect service sales to experience a seasonal decline in the third quarter and pick up again in the fourth quarter of 2005. We expect 2005 to be a profitable year. During this period of significant investment, as we transition to that higher growth, more scalable, operating platform, we remain focused on improvement in annual results.

On July 12, 2005, Silicon Graphics, Inc. (SGI), one of our significant repair customers, announced it had received notice of default from a holder of convertible subordinated debentures that may file suit to accelerate the full payment of principal and interest on the notes, which could trigger automatic defaults on additional outstanding debt instruments issued by this highly leveraged customer. On June 30, 2005, we held assets including $1.2 million of inventory and $370,000 of receivables related to the repair programs for this customer. Because of the nature of the program, we do not believe that these assets are significantly impaired and has not reserved for losses related to the SGI business.

SALES

Sales for the second quarter and the first two quarters of 2005 and 2004 were as follows:

	Second Quarter			Two Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Total company	$6,944	$11,280	-38%	$14,437	$18,327	-21%
Product	4,998	9,775	-49%	10,303	15,204	-32%
Service	1,946	1,505	29%	4,134	3,123	32%

The second quarter of 2005 was impacted by slower than anticipated orders for current product and service programs and longer closure rates for new product programs. We believe this slowdown to be economy-based. The record second quarter and record first half of 2004 benefited from two record product orders, one for a medical equipment manufacturer and another for a telecommunications equipment provider. Service sales were higher in 2005 due to new repair and hardware management programs.

For the first two quarters of 2005, we had two customers that generated revenues of approximately $2,918,000 and $1,804,000 or 20% and 12% respectively, of total revenue. In the statements of operations, approximately $4,618,000 of the revenues from these customers is included in product sales and $104,000 is included in service sales. In addition, each of these customers represented 16% of accounts receivable at June 30, 2005.

GROSS PROFIT

Gross profit for the second quarter and the first two quarters of 2005 and 2004 was as follows:

	Second Quarter			Two Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Total company	$1,644	$2,676	-39%	$3,667	$4,953	-26%
Product	612	2,126	-71%	1,435	3,709	-61%
Service	1,032	550	88%	2,232	1,244	79%

The gross profit margin percentages for 2005 and 2004 were as follows:

	Second Quarter		Two Quarters
	2005	2004	2005	2004
Total company	24%	24%	25%	27%
Product	12%	22%	14%	24%
Service	53%	37%	54%	40%

Product sales to newer customers in 2005 generally were lower value-added sales and, therefore, had lower margins than the product sales in older customer programs, resulting in the decrease in both the gross profit dollars and percentage on product sales.

The increased gross profit dollars and percentage on service sales reflected the higher sales volumes and increased operating leverage.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative, research and development, and interest expenses for the second quarter and the first two quarters of 2005 and 2004 were as follows:

	Second Quarter			Two Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Operating expenses	$1,674	$1,799	-7%	$3,271	$3,440	-5%
Interest expense	33	33	0%	61	55	11%

Total expense	1,707	1,832	-7%	3,332	3,495	-5%

For the first half of 2005, operating expenses declined from the first half of 2004 as profitability-based expenses decreases more than offset increased investment in sales, marketing and infrastructure growth. In the first half of 2005, operating expenses were 23% of sales generated compared to 19% in the first half of 2004. We expect to continue increasing our marketing and selling expenses in the near future in order to increase market share and achieve our long-term growth goals.

INCOME TAXES AND NET INCOME/(LOSS)

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the second quarter and first half of 2005 was 38%, compared to 41% in the comparable periods of 2004.

Income/(loss) before taxes, income tax expense/(benefit) and net income/(loss) for the second quarter and the first two quarters of 2005 and 2004 were as follows:

	Second Quarter			Two Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Income/(loss) before taxes	$(63)	$844	-107%	$334	$1,458	-77%
Income tax expense/(benefit)	(25)	347	-107%	126	598	-79%

Net income/(loss)	(38)	497	-108%	208	860	-76%

Earnings/(loss) per share for the second quarter and the first two quarters of 2005 and 2004 were as follows:

	Second Quarter		Two Quarters
	2005	2004	2005	2004
Basic EPS	$(0.01)	$0.09	$0.04	$0.16
Fully diluted EPS	$(0.01)	$0.08	$0.03	$0.14

Weighted average number of shares outstanding:
Basic	5,833,753	5,553,813	5,780,083	5,547,181
Fully diluted	5,833,753	6,191,224	6,272,914	6,094,364

The decline in net income in the second quarter and first two quarters of 2005 resulted from the decline in product revenue, the decline in profit margins on product sales, and the reinvestment of profits into our growth programs.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first two quarters is as follows:

($ thousands)	June 30, 2005	December 31, 2004	% Change
Accounts receivable	$4,729	$4,398	8%
Inventory	5,607	4,080	37%
Other current assets	944	903	5%

Total	$11,280	$9,381	20%

A summary of changes in current liabilities for the first two quarters is as follows:

($ thousands)	June 30, 2005	December 31, 2004	% Change
Line of credit	$3,236	$2,525	28%
Accounts payable	2,411	2,177	11%
Other current liabilities	759	517	47%

Total	$6,406	$5,219	23%

During the first two quarters of 2005, $493,000 of cash was used by operating activities. Net income before depreciation, provision for doubtful accounts and inventory reserve increases was $650,000. Cash was used by an increase in accounts receivable of $341,000 and an increase in inventory of $1.7 million. Additional cash was generated by a decrease in prepaid expenses and other current assets of $95,000 and increases in accounts payable of $567,000, and other current liabilities of $248,000. The increased inventory total reflects a continued buildup begun in the fourth quarter of 2004 to support two multi-year customer programs that require a substantial investment in inventory. In both programs, agreements substantially reduce our risk of inventory loss and our revenue includes extra charges for carrying the inventory.

For the first two quarters of 2005, we used $206,000 of cash to purchase equipment, including computers and software.

We drew a net additional $711,000 on our line of credit to provide the cash used by operations and fixed asset purchases. In addition to the cash generated by operations, we received $328,000 from employee and director stock option exercises.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association and is payable on demand and collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $6,000,000 as well as a sub-limit of $3,000,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit. The balance on the line of credit at June 30, 2005 was $3,236,000. The borrowing base calculation on that date was the maximum $6,000,000, resulting in an unused capacity of $2,764,000. We were in compliance with all covenants of the line at June 30, 2005.

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

Additional financing may be needed to support our future growth plans. We are evaluating an acquisition strategy that may be financed by either additional debt or the issuance of additional common or preferred stock that has already been authorized by the shareholders. Incurring additional debt or the issuance of additional shares for acquisitions requires approval of the Board of Directors. Our acquisition strategy seeks opportunities that provide services similar to those we provide that are, or can be made, accretive in a short period of time; that bring large OEM customer relationships with potential additional business for the combined company (that neither company would get on their own); and that bring resources, in terms of people, processes and systems, that increase the scalability of the combined businesses.

On July 6, 2005, we announced the execution of a non-binding Letter of Intent to acquire the assets and assume certain liabilities of privately-held GNP Computers, Inc. (GNP). GNP is similar to PDSi in that it offers computer system design, manufacturing and lifecycle management for OEM’s in a broad range of industries. There are some overlap in customers and capabilities, but GNP provides product programs to similar customers that we do not currently serve, as well as more mature product development and manufacturing capabilities that complement our current product and service lines. We are actively engaged in due diligence on this acquisition and currently anticipate closing the transaction during the third quarter of 2005.

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

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this quarterly report.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on May 5, 2005. Of the 5,757,806 shares entitled to vote at the meeting, 5,227,306 shares were voted. The results were as follows:

Proposal number 1 – Election of Directors

(Term expiring in the year 2007):

	FOR	WITHHOLD
Carl J. Aschinger, Jr.	5,036,867	190,439
Hugh C. Cathey	5,034,467	192,839

Proposal number 2 – Amendment to the Company’s Amended and Restated Code of Regulations to delete Article Nine consistent with the Company’s Articles of Incorporation:

FOR	AGAINST	WITHHOLD	NON-VOTES
3,014,292	453,221	87,732	1,672,061

Proposal number 3 – Amendment to the Company’s Amended and Restated Code of Regulations to delete Article Eleven:

FOR	AGAINST	WITHHOLD	NON-VOTES
3,011,752	449,561	93,932	1,672,061

Proposal number 4 – Approval and adoption of the Company’s 2005 Equity Incentive Plan:

FOR	AGAINST	WITHHOLD	NON-VOTES
2,876,131	560,767	118,347	1,672,061

The following directors continued in office with terms ending in 2006:

John D. Bair

Thomas M. O’Leary

Michael R. Sayre

Christopher L. Winslow

Item 6. Exhibits.

Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2005.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2005.	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2005.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2005.	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: July 27, 2005	/s/ Michael R. Sayre
Michael Sayre, Executive Vice President and Chief Financial Officer

Date: July 27, 2005	/s/ Thomas J. Carr
Thomas J. Carr, Controller