Form 10QSB
period 2005-09-30
PINNACLE DATA SYSTEMS INC
filed 2005-11-14
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,964,956 common shares, without par value, as of November 9, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PINNACLE DATA SYSTEMS, INC.

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$152,339	$15,068
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $20,000	11,133,350	4,398,251
Inventory	9,335,065	4,080,202
Other prepaid expenses	313,029	239,720
Refundable income taxes	150,901	171,248
Deferred income taxes	477,000	477,000

	21,561,684	9,381,489

PROPERTY AND EQUIPMENT
Leasehold improvements	325,187	309,920
Furniture and fixtures	389,743	382,935
Computer equipment and related software	2,712,001	2,481,919
Shop equipment	585,694	568,223

	4,012,625	3,742,997
Less accumulated depreciation and amortization	3,140,584	2,772,203

	872,041	970,794

OTHER ASSETS	180,896	22,566

	$22,614,621	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$8,002,913	$2,525,020
Accounts payable	5,890,338	2,176,746
Accrued expenses:
Wages, payroll taxes and benefits	951,949	295,681
Other	1,149,127	207,398
Unearned revenue	250,418	13,822

	16,244,745	5,218,667

LONG-TERM LIABILITIES
Deferred income taxes	101,000	101,000

	101,000	101,000

	16,345,745	5,319,667

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,964,956 and 5,628,806 shares issued and outstanding, respectively	2,738,385	2,266,482
Additional paid-in capital	737,271	543,095
Retained earnings	2,793,220	2,245,605

	6,268,876	5,055,182

	$22,614,621	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
	(unaudited)		(unaudited)
SALES
Product sales	$11,736,410	$7,555,851	$22,039,691	$22,760,147
Service sales	2,534,079	1,229,070	6,667,954	4,352,039

	14,270,489	8,784,921	28,707,645	27,112,186

COST OF SALES
Product sales	10,208,418	6,396,364	19,077,310	17,892,031
Service sales	970,467	864,083	2,871,970	2,742,860

	11,178,885	7,260,447	21,949,280	20,634,891

GROSS PROFIT	3,091,604	1,524,474	6,758,365	6,477,295

OPERATING EXPENSES	2,463,525	1,500,104	5,734,647	4,940,394

INCOME FROM OPERATIONS	628,079	24,370	1,023,718	1,536,901

OTHER EXPENSE
Interest expense	86,955	23,766	148,103	78,419

INCOME BEFORE INCOME TAXES	541,124	604	875,615	1,458,482

INCOME TAX EXPENSE	202,000	—	328,000	598,000

NET INCOME	$339,124	$604	$547,615	$860,482

BASIC EARNINGS PER COMMON SHARE	$0.06	0.00	0.09	0.15

DILUTED EARNINGS PER COMMON SHARE	$0.05	0.00	0.09	0.14

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Three Quarters Ended September 30, 2005 and September 25, 2004

	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$547,615	$860,482

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,782	425,859
Provision for doubtful accounts	10,000	—
Inventory reserves	283,920	178,374
Loss on disposal of equipment	—	(87)
(Increase)/decrease in assets:
Accounts receivable	(2,926,734)	(713,848)
Inventory	(1,085,403)	(2,659,757)
Prepaid expenses and other assets	29,485	64,123
Refundable income taxes	214,524	—
Increase/(decrease) in liabilities:
Accounts payable	(1,729,803)	1,443,816
Accrued expenses and taxes	(69,663)	69,594
Unearned revenues	58,207	19,100

Total adjustments	(4,846,685)	(1,172,826)

Net cash used in operating activities	(4,299,070)	(312,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(214,325)	(222,394)
Proceeds from acquisition	124,518	—
Proceeds from sale of property and equipment	—	165

Net cash used in investing activities	(89,807)	(222,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	5,477,893	165,875
Payment of debt assumed in acquisition	(2,281,457)	—
Outstanding checks in excess of funds on deposit	863,338	309,112
Principal payments on capital lease obligation	(5,529)	—
Proceeds from stock options exercised	471,903	64,201

Net cash provided by financing activities	4,526,148	539,188

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Three Quarters Ended September 30, 2005 and September 25, 2004

	2005	2004
	(Unaudited)	(Unaudited)
INCREASE IN CASH	137,271	4,615
CASH - Beginning of period	15,068	11,997

CASH - End of period	$152,339	$16,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$119,179	$75,505

Income taxes paid, net of refunds	$109,977	$556,577

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Inventory capitalized as computer equipment.	$2,216	64,734

Income tax benefit from stock option plans credited to Additional paid-in-capital	$194,177	$—

Assets and liabilities assumed in acquisition:
Accounts receivable	$3,818,364
Inventory	4,455,597
Prepaid expenses	104,523
Computer equipment	53,087
Other assets	157,000

Total assets	$8,588,571

Accounts payable	$4,580,055
Wages, payroll taxes and benefits	563,626
Other accrued expenses	1,109,562
Unearned revenue	178,389
Other debt	2,281,457

Total liabilities	$8,713,089

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Organization

Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the Company) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, industrial and computer equipment markets, among others. PDSi offers a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Effective August 15, 2005, the Company acquired the assets and certain liabilities of GNP Computers, Inc. (GNP). The former GNP operations have been fully integrated as part of the Company. The acquired operations also include computer system design, manufacturing, and lifecycle management for OEM’s in a broad range of industries. The financial results of the acquired operations from the date of the acquisition are included in the financial results reported for the Company.

Note 2.	Summary of Significant Accounting Policies

Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at September 30, 2005 and December 31, 2004 was comprised of the following (net of inventory reserves):

	9/30/2005	12/31/2004
Component parts (raw materials)	$6,427,441	$3,362,924
Work-in-process	1,533,163	369,937
Finished goods	1,374,461	347,341

	$9,335,065	$4,080,202

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

The balance sheet as of September 30, 2005 and the statements of income and cash flows for the three quarters ended September 30, 2005 and September 25, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of income and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 annual report on Form 10-KSB. The results of operations for the periods ended September 30, 2005 are not necessarily indicative of the results for the full year.

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded for the first three quarters of 2005 or 2004 because all stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the date of the grant. If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share for the third quarter and three-quarter periods ending September 30, 2005 and September 25, 2004 would have been as follows:

	Third Quarter		Three Quarters
	2005	2004	2005	2004
Net income, as reported	$339,124	$604	$547,615	$860,482
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(266,050)	(96,795)	(472,750)	(234,303)

Net income, pro forma	73,074	(96,191)	74,865	626,179
Earnings per common share, basic:
As reported	$0.06	$—	$0.09	$0.15
Pro forma	$0.01	$(0.02)	$0.01	$0.11
Earnings per common share, diluted:
As reported	$0.05	$—	$0.09	$0.14
Pro forma	$0.01	$(0.02)	$0.01	$0.10

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.	Summary of Significant Accounting Policies (continued)

The Company divides its fiscal calendar into 4 periods or “quarters”. Starting in 2005, the Company adopted a calendar fiscal schedule, with the four quarters of the year always ending on March 31, June 30, September 30, and December 31. Prior to 2005, the Company intended that each quarter consist of thirteen weeks. The first quarter of each year began on January 1 and the fourth quarter ended on December 31. Depending on what day of the week January 1 fell, the first quarter might contain a few days less than thirteen full weeks and the fourth quarter might contain a few days more than thirteen full weeks. The third quarter of 2005 ended on September 30 and contained 92 days. The third quarter of 2004 ended on September 25 and contained 91 days. The first three quarters of 2005 contained 273 days and the first three quarters of 2004 contained 269 days.

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

On November 10, 2005, the Company approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company under various stock option plans effective November 17, 2005. As a result of this action, options to purchase approximately 1,186,000 shares of our common stock that would otherwise have vested over the next one to four years became fully vested.

The decision to accelerate the vesting of these options, which we believe to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following our application of FAS 123R. Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $890,000 (pre-tax) between the first quarter of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology.

Note 3.	Line of Credit

At September 30, 2005, the Company had a bank line of credit with a limit of $11,000,000 and monthly interest payments at prime. The effective rate was 6.75%. The Company was obligated for funds drawn against this line of credit in the amount of $8,002,913 and $2,525,020 at September 30, 2005 and December 31, 2004, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. In anticipation of its acquisition of GNP Computers, on August 9, 2005, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $11,000,000 from $6,000,000 and is due and renewable by May 15, 2007. The borrowing base calculation on September 30, 2005 was the maximum $11,000,000, resulting in an unused capacity of $ 2,997,087. As of September 30, 2005, the Company was not in compliance with the Total Debt to Tangible Net Worth covenant and KeyBank granted a waiver of the covenant for the quarter ended September 30, 2005.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.	Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 5.	Stock Options

The Company adopted the Pinnacle Data Systems, Inc. 1995 Stock Option Plan on December 19, 1995. On May 5, 2005, the Company adopted the 2005 Equity Incentive Plan, which replaced the 1995 plan. During the two quarters ended September 30, 2005, the Company’s stock option activities and weighted average exercise prices were as follows:

	Shares	Exercise Price
Outstanding, December 31, 2004	1,526,950	$2.00
Granted	1,023,500	$3.02
Exercised	(336,150)	$1.37
Forfeited	(64,100)	$3.95

Outstanding, September 30, 2005	2,150,200	$2.09

Of the 1,023,500 options granted in 2005, 51,000 were granted under the 1995 plan, and 972,500 were granted under the 2005 plan. The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three quarters ended September 30, 2005:

Risk-free interest rate	4.22%
Dividend yield	0%
Volatility factor	71.46%
Weighted average expected life in years	8

The options granted during the two quarters had a weighted-average fair value of 2.08.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.	Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the quarter

	For the quarter ended 9/30/2005			For the three quarters ended 9/30/2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$339,124	5,940,957	$0.06	$547,615	5,834,297	$0.09

Effect of Dilutive Securities
Options		378,592			432,599

Diluted EPS
Income available to common stockholders and assumed conversions	$339,124	6,319,549	$0.05	$547,615	6,266,897	$0.09

	For the quarter ended 9/25/2004			For the three quarters ended 9/25/2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$604	5,587,377	$0.00	$860,482	5,560,779	$0.15

Effect of Dilutive Securities
Options		492,384			555,759

Diluted EPS
Income available to common stockholders and assumed conversions	$604	6,079,761	$0.00	$860,482	6,116,538	$0.14

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.	Operating Segments

The “Other” column listed below reflects items that are not allocated to segments. These items primarily represent assets and expenses for various administrative functions within the Company.

	Three Quarters Ended September 30, 2005
	Product Sales	Service Sales	Other	Total
Sales	$22,039,691	$6,667,954	$—	$28,707,645
Gross profit	2,962,381	3,795,984	—	6,758,365
Income from operations	555,279	3,073,556	(2,605,117)	1,023,718
Depreciation and amortization	177,805	86,111	104,866	368,782
Interest expense	—	—	148,103	148,103
Total assets	17,813,780	2,532,878	2,267,963	22,614,621
Capital expenditures	53,018	33,366	130,157	216,541

	Three Quarters Ended September 25, 2004
	Product Sales	Service Sales	Other	Total
Sales	$22,760,147	$4,352,039	$—	$27,112,186
Gross profit	4,868,117	1,609,178	—	6,477,295
Income from operations	2,642,248	889,602	(1,994,949)	1,536,901
Depreciation and amortization	203,810	93,424	128,625	425,859
Interest expense	—	—	78,419	78,419
Total assets	8,311,965	1,590,428	1,932,991	11,835,384
Capital expenditures	100,732	161,270	25,126	287,128

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.	Pro-forma Combined Statement of Operations

On August 12, 2005, we entered into an asset purchase agreement with GNP Computers, Inc. (GNP) and GNP’s principal shareholder in which we acquired all of the assets and assumed certain liabilities of GNP. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. We also benefited from over 20 customers with similar profiles and expansion opportunities as our existing business, from GNP’s former sales office and production facility in suburban Los Angeles, California, an expanded international presence with an Asia-based sales office and customers in Asia and Europe, an expanded product line including telecommunications platforms and application-specific devices, and additional technical and engineering expertise and capabilities. None of the acquired customers are under contractual obligation to us to meet minimum order quantities. They could stop placing orders at any time. The liabilities assumed upon the acquisition consisted of a $2.3 million asset based line of credit, payables and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the acquisition, we paid off the asset-based line of credit.

The market value of the assets was essentially equal to the total of the assumed liabilities and transaction expenses. As a result, no goodwill was recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of the California operation subsequent to August 15, 2005 are included in our statements of income.

The pro forma data is presented for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Pinnacle Data Systems, Inc. (the Company) and GNP Computers, Inc. (GNP) been operating as combined entities for the periods presented. The unaudited pro forma combined statements of operations should be read in conjunction with historical financial statements, including the notes thereto, of the Company included in our Form 10-KSB for the year ended December 31, 2004, and the historical financial statements included elsewhere in this Form 10-QSB.

The accompanying unaudited pro forma combined statements of operations are based on the historical financial statements of the Company and GNP after giving effect to its acquisition by the Company. The Company completed the acquisition of substantially all of the assets and assumed certain liabilities of GNP on August 15, 2005.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.	Pro-forma Combined Statement of Operations (continued)

The unaudited pro forma combined statements of operations for the quarter and three quarters ended September 30, 2005 and for the quarter and three quarters ended September 25, 2004 are presented as if the acquisition of GNP had occurred on January 1, 2004.

	Quarter Ended September 30, 2005
	Pinnacle	GNP	Pro Forma Adjustments		Pro Forma
Sales	$14,270,489	$3,021,993	$(2,592)	a	$17,289,890
Net income	339,124	(149,110)	24,017	b	214,031
Diluted earnings per common share	$0.05				$0.03

	Three Quarters Ended September 30, 2005
	Pinnacle	GNP	Pro Forma Adjustments		Pro Forma
Sales	$28,707,645	$14,948,993	$(2,592)	a	$43,654,046
Net income	547,615	(2,377,733)	139,017	b	(1,691,101)
Diluted earnings per common share	$0.09				$(0.28)

	Quarter Ended September 25, 2004
	Pinnacle	GNP	Pro Forma Adjustments		Pro Forma
Sales	$8,784,921	$5,753,824	$—	a	$14,538,745
Net income	604	(1,137,419)	161,565	b	(975,250)
Diluted earnings per common share	$—				$(0.17)

	Three Quarters Ended September 25, 2004
	Pinnacle	GNP	Pro Forma Adjustments		Pro Forma
Sales	$27,112,186	$14,892,097	$(11,750)	a	$41,992,533
Net income	860,482	(4,353,348)	569,017	b	(2,923,849)
Diluted earnings per common share	$0.14				$(0.53)

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.	Pro-forma Combined Statement of Operations (continued)

Pro Forma Adjustments to the Combined Statements of Operations:

(a)	Sales – Eliminates sales that occurred between the Company and GNP.

(b)	Operating expenses – decrease in depreciation expense as a result of purchase accounting and elimination of gross profit on sales that occurred between the Company and GNP.

Note 9.	Subsequent Event

On November 8, 2005, the Company gave notice to Roger Baar of termination of his employment in accordance with his employment agreement. Mr. Baar had been the Chief Executive Officer and principal shareholder of GNP Computers, Inc. (GNP). The Company acquired the assets and assumed certain liabilities of GNP in August 2005. Upon the acquisition, the Company entered into an at-will employment contract with Mr. Baar, in which he would serve as Vice President, Industry and Business Development. The agreement called for the Company to provide a two-month notice of termination, as well as a severance payment equivalent to four-month’s salary. The termination will result in a charge to earnings in the fourth quarter of 2005 of approximately $130,000.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding an increase in the Company’s pipeline of future business, the Company’s achievement of its financial growth and profitability goals, and the Company’s sales, earnings and profitability expectations for the fourth quarter of 2005 and the 2006 fiscal year. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” “plan” or “planning” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for the Company’s products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in the Company’s business or its relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with the Company’s new business practices, processes and information systems, the discovery of information relating to the business of GNP Computers which would affect the viability of post-closing operations and the inability to overcome integration issues relating to the GNP Computers transaction. The Company undertakes no obligations to publicly update or revise such statements. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-KSB and quarterly reports on Form 10-QSB.

The following discussions and analyses are for the quarter and three-quarter periods ended September 30, 2005, compared to the comparable periods ended September 25, 2004.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi”, the “Company” or “we”) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, industrial and computer equipment markets, among others. PDSi offers a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

On August 12, 2005, we entered into an asset purchase agreement with GNP Computers, Inc. (GNP) and GNP’s principal shareholder in which we acquired all of the assets and assumed certain liabilities of GNP. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. We also benefited from over 20 customers with similar profiles and expansion opportunities as our existing business, from GNP’s former sales office and production facility in suburban Los Angeles, California, an expanded international presence with an Asia-based sales office and customers in Asia and Europe, an expanded product line including telecommunications platforms and application-specific devices, and additional technical and engineering expertise and capabilities. None of the acquired customers are under contractual obligation to us to meet minimum order quantities. They could stop placing orders at any time. The liabilities assumed upon the acquisition consisted of a $2.3 million asset based line of credit, payables and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the acquisition, we paid off the asset-based line of credit. In order to facilitate the acquisition, on August 9, 2005, we increased our asset-based line of credit with KeyBank NA to $11 million from $6 million.

The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of the California operation subsequent to August 15, 2005 are included in our statements of income.

As a result of the acquisition and the expected organic growth of the combined organizations, we anticipate another record sales year in 2006. We will continue evaluating viable acquisition opportunities that meet our established criteria, including strategic fit and accretive performance in less than a year. However, we are not currently planning any additional acquisitions before the second half of 2006. Further integration of the two businesses and infrastructure development for growth in the future will occur simultaneously for about the next year. Over that period, we plan to spend up to $1 million in those areas, mostly in information technology and systems, with about half of that amount being capitalized as fixed assets. We anticipate continuing profitability in the fourth quarter of 2005 and growing annual earnings in the 2006 year.

We previously discussed, in our Management’s Discussion and Analysis or Plan of Operation in our Form 10-QSB for the quarter ended June 30, 2005, that on July 12, 2005, Silicon Graphics, Inc. (SGI), one of our significant repair customers, was having some financial difficulties and had announced it had received notice of default from a holder of convertible subordinated debentures. SGI is a significant customer in that they represent 28% of all service sales in the first three quarters of 2005. In October, 2005, SGI closed on a new $100 million credit facility. We believe that this new facility will greatly aid their liquidity and that they will continue making payments on their account. We further believe that our assets that are related to their program with us are not currently subject to extraordinary levels of risk.

SALES

Sales for the third quarter and the first three quarters of 2005 and 2004 were as follows:

	Third Quarter			Three Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Total company	$14,271	$8,785	62%	$28,708	$27,112	6%
Product	11,737	7,556	55%	22,040	22,760	-3%
Service	2,534	1,229	106%	6,668	4,352	53%

The increases in product sales in the third quarter and for the first three quarters were directly attributable to the acquisition of the GNP customers, which generated $4.6 million in product sales from August 15 through the end of the third quarter of 2005, resulting in a record product sales total for the third quarter. Without the newly acquired customers, product sales would have declined by 6% in the third quarter and by 24% for the first three quarters. The declines in existing business from 2004 were the result of two record product orders that were included in 2004 sales, one for a medical equipment manufacturer and another for a telecommunications equipment provider. Those two orders spanned the period from November 2003 to July 2004.

The newly acquired customers generated $600,000 in service sales after August 15, 2005, contributing to the record quarterly service sales total and to the increases from 2004 for the quarter and year to date. The increases were also attributable to a growth in the number of existing repair customers since 2004.

Aided by having the newly acquired customers for the entire quarter, we expect record total sales in the fourth quarter of 2005. As discussed in the Overview of this section, we expect an annual sales record in 2006 due to the combination of growth of our original customer base and the newly acquired accounts.

For the first three quarters of 2005, we had three customers that generated revenues of approximately $4.2 million, $3.2 million, and $2.8 million or 15%, 11%, and 10% respectively, of total revenue. In the statements of income, approximately $9.9 million of the revenues from these customers is included in product sales and $300,000 is included in service sales. In addition, these customers represented 8%, 10%, and 10%, respectively, of accounts receivable at September 30, 2005. This degree of concentration is lower than in recent years and is the result of the growth of the number of active customers both before the acquisition and as a result of the acquisition. While we continually seek new opportunities within our existing customers, we expect more growth to come from new customers, leading to increased customer diversification.

GROSS PROFIT

Gross profit for the third quarter and the first three quarters of 2005 and 2004 was as follows:

	Third Quarter			Three Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Total company	$3,092	$1,525	103%	$6,758	$6,477	4%
Product	1,528	1,160	32%	2,962	4,868	-39%
Service	1,564	365	328%	3,796	1,609	136%

The gross profit margin percentages for 2005 and 2004 were as follows:

	Third Quarter		Three Quarters
	2005	2004	2005	2004
Total company	22%	17%	24%	24%
Product	13%	15%	13%	21%
Service	62%	30%	57%	37%

The vast majority of the increase in gross profit dollars on product sales in the third quarter came from the customers we acquired in the GNP acquisition. The gross profit dollars on existing product customers would have been slightly higher in the quarter. For the three quarters, gross profit dollars on product sales are lower due to the lower sales volume and a lower margin mix of products than in 2004.

The increase in gross profit dollars on service sales in both the third quarter and the first three quarters of 2005 are attributable mostly to the growth in service sales and the addition of the acquired customers. The increase in sales volumes led to a significant increase in operating leverage compared to the 2004 periods, resulting in higher margin percentage on service sales.

We expect our gross profit dollars to increase as a result of the expected increases in sales. Gross margin percentages vary from program to program, and results vary from quarter to quarter due to changes in the mix of program sales in a given quarter. Consequently, it is difficult to predict how gross margin percentages will vary in the future.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative, research and development, and interest expenses for the third quarter and the first three quarters of 2005 and 2004 were as follows:

	Third Quarter			Three Quarters
($ thousands)	2005	2004	% Change	2005	2004	% Change
Operating expenses	$2,464	$1,500	64%	$5,735	$4,940	16%
Interest expense	87	24	263%	148	79	87%

Total expense	2,551	1,524	67%	5,883	5,019	17%

For the third quarter, 76% of the increase in operating expenses was related to the acquired operations. The balance of the increase came from expenses related to the acquisition, on-going investment in sales and marketing personnel, and profitability-based compensation, which includes bonus and commission programs that increase and decrease with profits. Operating expenses were 17% of sales in both the 2005 and 2004 quarter.

For the three quarters, 92% of the increase in operating expenses came from the acquired operations. Operating expenses were 20% of sales in 2005, compared to 18% in 2004.

As stated in the Overview section, we intend to spend up to $1 million over the next year starting with the fourth quarter of 2005, with approximately half of that being current expenses, to develop sales and support infrastructure, largely in the form of information technology and systems.

The increase in interest expense in the third quarter was due to the use of the line of credit to finance the assets and liabilities of the acquisition. With our growth in the number of customers and in sales, we expect interest expense will be higher in the near future as we use the line of credit to support the additional accounts receivable and inventory related to the higher sales.

INCOME TAXES AND NET INCOME

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the third quarter and first three quarters of 2005 was 37%, compared to 41% in the comparable periods of 2004.

Income before taxes, income taxes and net income for the third quarter and the first three quarters of 2005 and 2004 were as follows:

	Third Quarter		Three Quarters
($ thousands)	2005	2004	2005	2004	% Change
Income before taxes	$541	$1	$876	$1,458	-40%
Income taxes	202	—	328	598	-45%

Net income	339	1	548	860	-36%

Earnings per share for the third quarter and the first three quarters of 2005 and 2004 were as follows:

	Third Quarter		Three Quarters
	2005	2004	2005	2004
Basic EPS	$0.06	$0.00	$0.09	$0.15
Fully diluted EPS	$0.05	$0.00	$0.09	$0.14

Weighted average number of shares outstanding:
Basic	5,940,957	5,587,377	5,834,297	5,560,779
Fully diluted	6,319,549	6,079,761	6,266,897	6,116,538

The increase in net income in the third quarter resulted from the increase in both product and service revenue, due in part to the acquired operations.

The decline in net income for the first three quarters of 2005 resulted from the decline in product revenue, the decline in profit margins on product sales, and a reinvestment of profit in our growth programs as discussed in previous sections.

We anticipate continuing profitability in the fourth quarter of 2005 and growing annual earnings in 2006.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first three quarters is as follows:

($ thousands)	9/30/05	12/31/04	% Change
Accounts receivable	$11,133	$4,398	153%
Inventory	9,335	4,080	129%
Other current assets	1,093	903	21%

Total	$21,561	$9,381	130%

A summary of changes in current liabilities for the first three quarters is as follows:

($ thousands)	9/30/05	12/31/04	% Change
Line of credit	$8,003	$2,525	217%
Accounts payable	5,890	2,177	171%
Other current liabilities	2,352	517	355%

Total	$16,245	$5,219	211%

During the first three quarters of 2005, $4.3 million of cash was used in operating activities. Net income before depreciation and inventory reserve increases was $1.2 million. Cash was used by an increase in accounts receivable of $2.9 million and an increase in inventory of $1.1 million. Cash was generated by a decrease in prepaid expenses and other current assets of $244,000. Additional cash was used to reduce accounts payable by $1.7 million and other liabilities by $11,000. The increase in accounts receivable reflects the higher revenue level of the third quarter of 2005 ($7.4 million in September) compared to the fourth quarter of 2004 ($3 million in December). The increased inventory total reflects purchases in the fourth quarter of 2004 to support two multi-year customer programs that require a substantial investment in inventory. In both programs, agreements substantially reduce our risk of inventory loss and our revenue includes extra charges for carrying the inventory.

For the first three quarters of 2005, we used $214,000 of cash generated by operating activities to purchase equipment, including computers and software. We also assumed $125,000 of cash balances in the acquisition.

We drew a net additional $5.5 million on our line of credit to provide the cash used by operations and fixed asset purchases and the acquisition.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank N.A. (KeyBank) and is payable on demand and collateralized by substantially all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. In addition, the agreement restricts the payment of cash dividends.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of

$11,000,000 as well as a sub-limit of $5,500,000 that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit.

In anticipation of our acquisition of GNP, on August 9, 2005, the terms of the bank line of credit with KeyBank were amended to reflect our near term borrowing needs and our credit risk as rated by KeyBank. The amount available under the line was increased to $11,000,000 from $6,000,000 and is due and renewable by May 15, 2007. The borrowing base calculation on September 30, 2005 was the maximum $11,000,000, resulting in an unused capacity of $ 2,997,087. As of September 30, 2005, we were not in compliance with the Total Debt to Tangible Net Worth covenant and KeyBank granted a waiver of the covenant for the quarter ended September 30, 2005.

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

Additional financing may be needed to support the future growth plans of the company. We have begun execution of an acquisition strategy that may be financed by the issuance of additional common or preferred stock that has already been authorized by the shareholders. Those shares may be issued by approval of the Board of Directors. Acquisitions may also be financed with additional debt. Acquisitions being evaluated provide services similar to our that are, or can be made, accretive in a short period of time; that bring large OEM customer relationships with potential additional business for the combined company (that neither company might get on their own); and that bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses.

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

Various estimates were used in recording the acquisition of the assets and assumption of the liabilities of GNP Computers, Inc. Exact amounts of future payments for items such as GNP taxes, interest and penalties, and for professional fees are not yet known. The exact amounts actually paid may be different from the estimates used in recording the transaction.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

Listing of Exhibits. The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and restated articles of incorporation.	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000.	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations.	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(e)	Amendment to Amended and Restated Code of Regulations.	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

3(f)	Amendments to Amended and Restated Code of Regulations, adopted June 26, 2000.	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4	Instruments defining the rights of security holders, including indentures.	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ah)	Industrial/Commercial Lease Agreement Between GNP Computers, Inc. and Foothill Technology Center, LLC dated January 17, 2003 (Assumed by Pinnacle Data Systems, Inc. on August 15, 2005.)	Contained herein.

10(ai)	Third Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated August 9, 2005.	Contained herein.

10(aj)	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar, dated August 12, 2005.	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2005.	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2005.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2005.	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-QSB of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2005.	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: November 14, 2005	/s/ MICHAEL R. SAYRE
Michael R. Sayre, Executive Vice President and Chief Financial Officer

Date: November 14, 2005	/s/ THOMAS J. CARR
Thomas J. Carr, Controller