Form 10KSB
period 2005-12-31
PINNACLE DATA SYSTEMS INC
filed 2006-03-30
CIK 1004608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-16103

Pinnacle Data Systems, Inc.

(Name of small business issuer in its charter)

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

None

Indicate by check mark whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State Issuer’s revenues for its most recent fiscal year. $44,606,118

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of March 6, 2006, was $23,310,986.

On March 6, 2006, the Issuer had outstanding 6,150,656 common shares without par value, which is the Issuer’s only class of common equity.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

-i-

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. Portions of this Annual Report on Form 10-KSB (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the first quarter and year of 2006. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” “intend,” “plan” or “planning” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, are described in Item 6 of this Form 10-KSB and under the section entitled “Risk Factors” on Page 19. The Company undertakes no obligations to publicly update or revise such statements.

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

Our business model has a foundation of technical service and support programs (“Service”), such as the depot repair and logistics programs we provide the field service organizations of OEMs like Sun Microsystems. The service base provides resources for the development and sale of high-potential engineered computer solutions for specific customers and niche-industry applications

(“Product”). For the 2005 year, we reported revenue of $44.6 million, net earnings of $937,000, and total assets of $24.4 million. Approximately 77% of our 2005 revenue was generated from Products and 23% from Services.

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

We are a SunSoft Master Distributor authorized to provide our customers with the right to use Solaris, Sun Microsystem’s UNIX operating system and we are a member of the Sun Partner Advantage Program. We are an authorized Intel Product Dealer and have earned Intel Channel Partner Premier Member status for our distinct level of competency with Intel technologies. We are an authorized AMD Gold Solution Provider. We are an authorized HP Business Development Partner. We are also licensed by Microsoft to distribute embedded Microsoft operating systems.

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

Public Announcement Updates

During 2005, we made a number of public announcements. The current status of each is as follows:

Pinnacle Data Systems, Inc., announces exhibit at the AdvancedTCA Summit beginning December 6, 2005. - This showcased our extensive AdvancedTCA solutions. We showcased a compute cluster highlighting the scalability of the AdvancedTCA architecture. This demonstration adds Single Board Computers (SBCs), open-source middle-ware and a compute intensive application highlighting a new area of capability for this architecture. We exhibited and presented along side numerous market leaders with a common vision of making AdvancedTCA a driving force in next generation networks. Analysts predict that AdvancedTCA will be a multibillion-dollar market within a few years. The appeal of the technology extends far beyond telecom. Designers working on military/defense, industrial control, process control, instrumentation, medical equipment, storage, and enterprise networking applications are all considering the advantages of AdvancedTCA. The program is in the marketing stage.

Pinnacle Data Systems, Inc. announces development of the first AMD Opteron(TM) processor-based AdvancedTCA (ATCA) blade reference design kit specifically designed to meet the stringent demands of the ATCA specification for telecommunication equipment providers (TEPs) and carriers.—The intent of the ATCA reference design is to provide a simple to use model that OEMs can quickly and easily manufacture as is, modify themselves according to customer needs, or contract with us to modify and complete a unique design with feature requirements provided by the OEM or end customer. The development kit can reduce time-to-market and development costs as the intricacies of the system design according to the ATCA specification have been researched and resolved, resulting in a kit that is completely deployable without modifications. The prototype blade reference is scheduled to be completed by the end of Q1 2006 and generally available to the public by the end of Q2 2006. The program is in the marketing stage.

Competition

Competition for our custom-engineered products comes from three primary sources: (1) other electronic contract manufacturing companies (“ECMs”) that provide similar engineering and manufacturing services, (2) other value-added computer resellers (“VARs”) and (3) less expensive off-the-shelf products.

We market our customized services and products to specific customers and niche-industries. This reduces competition from larger ECMs (Flextronics, Solectron, Plexus and others) because of the costs involved for them to run the smaller manufacturing volumes typical of these orders. The level of engineering complexity and after-the-sale service and support on some products reduces competition from VARs of all levels of size and geographic coverage. We believe we differentiate ourselves from other competitors through the strength of our close relationships with our very large OEM partners (Sun, Intel, AMD, H-P and others), our ability to offer and deliver complete turnkey solutions in relatively short development cycles, our unique product set and our full service-after-the-sale offering. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market their engineering and manufacturing services or their off-the-shelf products.

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

Suppliers

During 2005, approximately 41% of all inventory purchased was manufactured by or for Sun and was purchased directly from Sun or through Sun’s distribution channel. We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands.

Customers

A significant amount of our sales come from a relatively small number of large customers. A major strategic focus continues to be further growth and diversification of our customer base. In 2005, we provided services and/or products to ten Fortune Global 500 companies and nine Fortune 500 companies compared to ten Fortune Global 500 companies and two Fortune 1000 companies in 2004.

Our three largest customers generated approximately 35%, 45% and 49% of sales, respectively, for the years 2005, 2004 and 2003. In 2005, no one customer generated more than 13% of our sales compared to 17% the prior year.

Three customers generated approximately 44%, 52% and 44% of our product sales for the years 2005, 2004 and 2003, respectively. Four customers generated 80% of our service sales in 2005. Two customers generated 73% and 82% of total services sales, respectively, for the years 2004 and 2003.

We’ve made significant progress in diversifying our customer base. However, the Company’s relatively small number of customers can create significant sales volatility. If the sales generated by either of our top four service customers declined significantly, or if product sales of our three largest product customers declined significantly without additional service or product business to replace it, the results of our operations could be materially and adversely affected.

Patents and Trademarks

We own two patents we obtained in the acquisition of GNP Computers. One patent was granted for a telecommunication computer chassis. The other patent was granted for a distributed computing system clustering model that provides soft real-time responsiveness and continuous availability. However, we have deemed that the value of the patents is insignificant to the generation of future revenue.

In 2003, we received notice of the successful registration of the federal trade and service marks for the logo “PDSi” under Class 9 products and under Class 42 services.

The applications filed in 2001 for federal trade and service marks for “Pinnacle Data Systems” have been suspended and are awaiting the final disposition of other pending applications.

License and Royalty Agreements

In April 2004, we entered into a U.S. Business Development Partner Agreement with H-P to buy and resell or sublicense products, services and support including the select HP Care Pack Services. The agreement was for an original term expiring in May 2005. In February 2005, the agreement was extended until May 2006. At the time of expiration, orders already accepted shall be governed under the terms and conditions of the agreement. The agreement may also be terminated earlier upon default by either party as defined in the agreement. These products were required in an immaterial amount of product sales in 2005 and 2004, but are expected to be used in a more significant number of sales in future years.

In September 2003, by re-application, we renewed an OEM Customer License Agreement for Embedded Systems with Microsoft Licensing, Inc. (“Microsoft”) originally issued in 2002, pursuant to which we are licensed to embed binary copies of Microsoft operating systems (as delivered from Microsoft) in our products. The license agreement was for an original term of one year expiring in September 2004. The license is renewable by re-application. The license has been renewed for a term expiring in November 2006. The license can also be terminated earlier by Microsoft upon default by us as defined in the Agreement. These operating systems were required in product sales of approximately $5.8 million in 2005 and $900,000 in 2004 (approximately 17% and 3% of total product sales, respectively).

In April 2003, we entered into a Regional Reseller Agreement with Agilent Technologies to buy and resell Agilent Remote Management Products in the United States and Canada. The agreement includes a license to use, execute, reproduce, display and distribute Agilent software in object code for the purpose of integrating Agilent’s products with our, or our customers’, products. The agreement was for an original term of one year expiring in March 2004. The agreement automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The agreement may also be terminated earlier upon default by either party as defined in the agreement. The agreement was renewed for a term expiring in March 2005. The agreement expired March 2005. These products were required in product sales of approximately $400,000 in 2005 and $2.3 million in 2004 (approximately 1% and 9% of total product sales, respectively). This agreement was entered into to increase product offerings to our current and prospective customers.

In March 2003, we entered into a Design License Agreement with Sun, pursuant to which we have a limited license to develop, manufacture and sell to one specific customer a product based upon and using the Sun SPARCengine Classic-II Motherboard. The license agreement was for an original term of one year expiring in March 2004. The license may only be renewed by mutual written agreement signed by both parties. The license can be terminated earlier, for any reason or for specific reasons, by either party as defined in the Agreement. The license was not renewed, but the agreement provides us the right to continue to use the technology for existing products. This technology, which was not required for any sales in 2004, was required in product sales of approximately $260,000 in 2005 (approximately 1% of total product sales).

In February 2003, by re-application, we renewed a Technology License and Distribution Agreement with Sun originally issued in 1994, pursuant to which we are licensed to distribute the Sun Solaris® operating system in our products. The license agreement is for an original term of three years expiring in February 2006. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. These operating systems were required in product sales of approximately $15.5 million in 2005 and $11.9 million in 2004 (approximately 45% and 42% of total product sales, respectively)

In August 2002, we were authorized by Sun to act as an OEM Technology Partner (“OTP”), pursuant to which we are authorized and licensed to buy Sun products at specific discount levels for the purpose of modifying them and/or integrating them into our products for resale to our OEM customers. This authorization can be terminated without cause or upon default by either party as defined in the terms and conditions of the General Terms and iForce Business Terms exhibits attached to the OTP Letter of Authorization. This designation or its predecessor Master Value-Added Integrator (MVAI) designation was required in product sales of approximately $18.0 million in 2005 and $11.9 million in 2004 (approximately 52% and 42% of total product sales, respectively).

In July 2001, we entered into a Reference Design License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun ULTRSPARC IIe technology. Training and support fees amounting to $35,000 were paid in connection with the license. The license agreement was for an original term of three years expiring in July 2004. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license agreement automatically renewed until July 2006. This technology was required in product sales of approximately $2.8 million in 2005 and $5.1 million in 2004 (approximately 8% and 20% of total product sales, respectively).

In May 1999, we entered into a Reference Design License Agreement with SME, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun AXmp technology. Training and support fees amounting to $40,000 were paid in connection with the license. The license agreement is for an original term of seven years expiring in May 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. This technology was required in product sales of approximately $180,000 in 2005 and $5.4 million in 2004 (approximately 1% of service sales and 21% of total product sales, respectively).

In October 1997, we entered into a Development and Manufacturing License Agreement with SME pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. The license agreement was for an original term of three years expiring in October 2000. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license has been automatically renewed for an additional one-year term expiring October 2006. This technology was required in product sales of approximately $2.0 million in 2005 and $1.2 million in 2004 (approximately 6% and 5% of total product sales, respectively).

We have two outstanding royalty agreements with Pigeon Point Software and CSWL Inc. Both agreements are for products under development for customers. We have not yet made royalty payments under these agreements.

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

Research and Development

Research and development costs are charged to operations when incurred. The Company incurred no research and development expense in 2005 that was not billed to its customers. The amount of research and development expense charged to operations in 2004 was immaterial.

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

As of December 31, 2005, we had a total of 162 employees, all of whom were full-time.

Item 2.	Description of Property

We lease approximately 113,000 square feet of office, warehouse, laboratory and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. The lease contains annual escalators intended to cover inflationary costs over the life of the lease. Minimum future annual lease payments under the lease as of December 31, 2005 are approximately $590,000. We have the option to extend the term of the lease for an additional five years. The building is in good condition. While we believe that this current space is adequate for the foreseeable future, we have been granted an option to lease an additional 53,000 square feet of warehouse space in this building at the termination of the current lessor’s lease.

We also lease approximately 56,000 of office, warehouse, laboratory and production space in a building located at 555 E. Huntington Drive, Monrovia, California. We assumed a five-year lease in our acquisition of the assets of GNP Computers. The lease terminates on January 31, 2010. The lease contains annual escalators intended to cover inflationary costs over the life of the lease. Minimum future annual lease payments under the lease as of December 31, 2005 are approximately $1,072,000. The building is in good condition.

Our current policy is not to invest in real estate or interests in real estate. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.

Item 3.	Legal Proceedings

On September 20, 2005 Syntegra (USA), Inc. filed a complaint against us and against one of our customers, Silicon Graphics, Inc., in the Superior Court of California, County of Santa Clara. Syntegra alleges that Silicon Graphics, who is also a former customer of Syntegra, misappropriated certain trade secrets of Syntegra, and that we unfairly benefited from SGI’s alleged misappropriation through our relationship with Silicon Graphics. Syntegra has also asserted certain contract claims against Silicon Graphics.

The relief sought by Syntegra as against us is injunctive relief, money damages (if actual damages are not proven, then a reasonable royalty for the use of the alleged trade secret information), restitution of revenue earned by us by virtue of the alleged unfair competition, attorneys’ fees and costs.

We are vigorously defending each of Syntegra’s claims, and specifically deny every allegation and any liability to Syntegra of any kind. We further believe that we are entitled to indemnification from Silicon Graphics for all expenses and damages that might arise as a result of this complaint.

We are not and our property is not currently a party to any other pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

(a) Market Information. Since September 7, 2000, our common stock has traded on the American Stock Exchange under the stock symbol “PNS.” Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during 2005 and 2004.

	Range of Sales Prices
	High	Low
Fiscal Year 2005
Fourth quarter (ended December 31)	$3.20	$2.60
Third quarter (ended September 30)	3.28	2.70
Second quarter (ended June 30)	3.25	2.65
First quarter (ended March 31)	3.34	2.78

Fiscal Year 2004
Fourth quarter (ended December 31)	$3.50	$1.90
Third quarter (ended September 30)	4.54	2.00
Second quarter (ended June 30)	5.00	2.21
First quarter (ended March 31)	3.23	1.85

(b) Holders. On March 6, 2006, there were 89 holders of record of the Company’s shares of common stock. Most of the shares not held by officers and directors are held in street name.

(c) Dividends. During the past two years, we have not paid cash dividends, nor have we ever paid cash dividends. Payments of dividends are within the discretion of our board of directors, although our line of credit loan agreement with KeyBank National Association restricts the payment of cash dividends that would cause violations of the loan covenants.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2005 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”), the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary, and the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	2,078,900	$2.57	1,949,018
Equity compensation plans not approved by security holders (2)	40,000	$0.75	0

Total	2,118,900	$2.54	1,949,018

(1)	Consists of the Employee Plan and the Director Plan.

(2)	Consists of the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary,. The material features of this agreement are described below.

The option agreement between the Company and Thomas O’Leary grants Mr. O’Leary options to purchase shares of the Company’s common stock for a period of 10 years from the date of the grant, although the option is not exercisable until one year from the date of the grant. The agreement provides that if Mr. O’Leary ceases to be a director of the Company for any reason other than death, he has 90 days from the date of termination to exercise his option. In the event that Mr. O’Leary ceases to be a director of the Company due to death, or if he dies within 90 days of his termination as a director of the Company for any reason, the option may be exercised by his representative within 1 year after the date of death.

The options granted pursuant to the agreement are not transferable other than by will or the laws of descent and distribution, and the number of options is subject to adjustment, on a proportionate basis, upon the occurrence of certain events relating to the Company’s capital structure. For example, the number of securities to be issued upon exercise of Mr. O’Leary’s options were adjusted upward as a result of the 2-for-1 stock split effective March 31, 2000 and the 2-for-1 stock split effective October 31, 2000.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

This annual report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the first quarter and year of 2006. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” “intend,” “plan” or “planning” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, including those discussed under “Risk Factors” on page 19 of this report.

OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi,” the “Company” or “we”) provides product lifecycle service solutions to Original Equipment Manufacturers (“OEMs”) in the medical, telecommunications, defense, imaging, industrial and computer equipment markets, among others. We offer a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Our business strategy is to collaborate with the world’s leading OEMs by managing the critical business activities required to successfully deploy information technology (“IT”) solutions. Our approach includes redefining the outsourced IT solution for OEMs that embed information technologies by offering comprehensive, global and information-laden solutions to fill critical supply-chain, engineering and logistics needs, and differentiating our offerings from other market choices through tangible value propositions based on collaborative execution and business intelligence deliverables. Unlike contract manufacturers, PDSi is skilled at offering hybrid solutions using commercially available technologies combined with proprietary implementations. Unlike distributors, PDSi is technology agnostic and capable of complex engineering programs. Unlike technology providers, PDSi has focused solutions specific to OEMs, not enterprises. Unlike logistics firms, PDSi brings quantitative technical knowledge and engineered platforms to its custom solution development process. We intend to develop a new brand category to address needs of OEMs, consolidate weaker niche players through acquisition, establish a professional services model to parallel that established in the enterprise space and provide its offerings in international markets.

On August 12, 2005, we entered into an asset purchase agreement with GNP Computers, Inc. (GNP) and GNP’s principal shareholder, in which we acquired all of the assets and certain liabilities of GNP. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. Thus far, the acquisition has been accretive by our retaining over 20 customers with similar profiles and expansion opportunities as our existing business, the former GNP’s sales office and production facility in suburban Los Angeles, California, an expanded international presence with an Asia-based sales office, additional customers in Asia and Europe, an expanded product line including telecommunications platforms and application-specific devices, and additional technical and engineering expertise and capabilities. None of the acquired customers were under contractual obligation to GNP to meet minimum order quantities before the acquisition and they are not under any of those kind of obligations with us today. They could stop placing orders at any time. The liabilities assumed upon the acquisition consisted of a $2.3 million asset-based line of credit, payables and other accrued liabilities of approximately $6.4 million, which included transaction fees for both parties. Simultaneously with the acquisition, we paid off the asset-based line of credit. In order to facilitate the acquisition, on August 9, 2005, we increased our asset-based line of credit with KeyBank NA to $11 million from $6 million. The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill or other intangibles were recognized and recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of the California operation subsequent to August 15, 2005 are included in our statement of income.

As a result of the acquisition and the expected organic growth of the combined organizations, we anticipate another record sales year in 2006. Further integration of the two businesses and infrastructure development for growth in the future will occur simultaneously throughout the year. We plan to spend up to $1 million in information technology and systems in 2006 to integrate the businesses and build a platform for future growth, with about half of that amount being capitalized as fixed assets. We will continue evaluating viable acquisition opportunities that meet our established criteria, including strategic fit and projected accretive performance in less than a year. However, we are not currently planning any additional acquisitions before the second half of 2006.

The following discussions and analyses are for the year ended December 31, 2005 compared to the year ended December 31, 2004.

SALES

Sales for 2005 and 2004 were as follows:

	Year		% Change
($ thousands)	2005	2004
Total company	$44,606	34,397	30%
Product	34,444	28,351	21%
Service	10,162	6,046	68%

The increase in product sales for 2005 to a record total was due to increased shipments to medical, telecommunications and defense customers, which more than offset lower shipments to imaging and industrial control customers. The increases in both product and service (mostly test and repair) sales resulted from both the acquisition of GNP Computers and from organic growth in the second half of the year. We anticipate record sales in 2006, starting with strong year-over-year sales in the first quarter.

For 2005, we had three customers that generated revenues of approximately $5.8 million, $5.5 million, and $4.4 million or 13%, 12%, and 10% respectively, of total revenue. In the statements of income, approximately 3% of the revenues from these customers is included in service sales and 97% is included in product sales. In addition, these customers represented 20%, 6%, and 17%, respectively, of accounts receivable at December 31, 2005. This degree of revenue concentration is lower than in recent years and is the result of the growth of the number of active customers both before the acquisition and as a result of the acquisition. While we continually seek new opportunities within our existing customers, we also expect our growth to come from new customers, including international customers, leading to additional customer diversification over time.

GROSS PROFIT

Gross profits for 2005 and 2004 were as follows:

	Year		% Change
($ thousands)	2005	2004
Total company	$10,547	$8,015	32%
Product	4,289	5,698	-25%
Service	6,258	2,317	170%

The gross profits margin percentage for 2005 and 2004 were as follows:

	Year
	2005	2004
Total company	24%	23%
Product	12%	20%
Service	62%	38%

The decrease in gross profit dollars and percentage on product sales in 2005 was due to sales mix as we implemented first-time programs with large medical, imaging and network equipment customers during the year. The volume in these programs and the resulting increases in operating efficiency and gross profit contribute significantly to bottom line profitability.

The increase in the gross profit dollars and percentage for service sales in 2005 was attributable to the organic growth in service sales as well as the addition of acquired customer programs. The increase in sales volume led to a significant increase in operating leverage compared to 2004, resulting in the higher margins.

OPERATING AND INTEREST EXPENSES

Operating expenses include selling, general and administrative (SG&A) expenses. Operating and interest expenses for 2005 and 2004 were as follows:

	Year		% Change
($ thousands)	2005	2004
SG&A expense	$8,739	$6,616	32%
Interest expense	289	113	156%

Total expense	9,028	6,729	34%

The increase in operating expenses in 2005 resulted primarily from the acquired operations along with planned increases in sales and marketing activities. The 32% increase in operating expenses was comparable to the 30% increase in sales. Operating expenses were 20% of sales in 2005, compared to 19% in 2004.

When recording the acquisition of GNP Computers in August 2005, we recorded various estimates of potential liabilities. In the fourth quarter of 2005, after further research and analysis and consultation with outside experts, we reduced the assumed liabilities from the acquisition by approximately $300,000. The reduction of the accruals resulted in a reduction of SG&A expenses of the same amount in the fourth quarter of 2005.

In 2005, an increased use of the credit line due to higher levels of receivables and inventory related to the acquired operations combined with higher interest rates resulting in higher interest expense compared to 2004. The average daily balance on the line of credit increased to $4.4 million in 2005 from $2.6 million in 2004. Interest rates paid on the line of credit ranged from 5.25% to 7.25% in 2005, and from 4.00% to 5.25% in 2004.

INCOME TAXES AND NET INCOME

The effective tax rate used for 2005 was 38%, compared to 31% in 2004, reflecting a decrease in foreign sales and the use of the extra-territorial income tax incentive.

Income before taxes, income taxes and net income for 2005 and 2004 were as follows:

	Year
($ thousands)	2005	2004
Income before income taxes	$1,519	$1,286
Income tax expense	582	402

Net income	937	884

Earnings per share for 2005 and 2004 were as follows:

	Year
	2005	2004
EPS:
Basic	$0.16	$0.16
Fully diluted	$0.15	$0.14
Weighted average number of shares outstanding:
Basic	5,867,986	5,572,811
Fully diluted	6,284,439	6,121,675

The increase in net income in 2005 resulted from the increase in service sales, due partly to the acquired operations and partly due to organic growth, and from the higher percentage of services sales to overall sales in 2005, compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for 2005 and 2004 follows:

($ thousands)	12/31/05	12/31/04	% Change
Accounts receivable	$12,556	$4,398	185%
Inventory	9,233	4,080	126%
Other current assets	1,740	903	93%

Total	23,529	9,381	151%

A summary of changes in current liabilities for 2005 and 2004 follows:

($ thousands)	12/31/05	12/31/04	% Change
Line of credit	$9,336	$2,525	270%
Accounts payable	6,122	2,177	181%
Other current liab.	2,206	517	327%

Total	17,664	5,219	238%

During 2005, $4.8 million of cash was used by operating activities. Net income before depreciation, provision for doubtful accounts, inventory reserves, and provision for deferred taxes was $1.3 million. Cash was used for an increase in accounts receivable of $4.3 million, for an increase in inventory of $1 million and for reductions in accounts payable of $1 million and in accrued expenses of $174,000. The increase in accounts receivable reflects the higher revenue level of the fourth quarter of 2005 ($7.5 million in December) compared to the fourth quarter of 2004 ($3.1 million in December).

In 2005, we used $243,000 of cash to purchase equipment, including computers and software. We also assumed $125,000 of cash balances in the acquisition

We drew an additional $6.8 million on the line of credit to fund operations, fixed asset purchases and the acquisition.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank National Association (KeyBank) and is a revolving credit facility collateralized by a “Blanket Lien” on all of our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. Additionally, the agreement restricts the payment of cash dividends that would cause violations of the loan covenants.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $11 million as well as a sub-limit of $5.5 million that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit.

In anticipation of our acquisition of GNP, on August 9, 2005, the terms of the bank line of credit with KeyBank were amended to reflect our near term borrowing needs and our credit risk as rated by KeyBank. The amount available under the line was increased to $11 million from $6 million and is due and renewable by May 15, 2007. The balance on the line of credit at December 31, 2005 was $9,336,000. The borrowing base calculation on that date was the maximum $11 million, resulting in an unused capacity of $1.7 million. To accommodate the additional debt assumed in the GNP acquisition, on December 29, 2005, Total Debt to Tangible Net Worth Ratio loan covenant on the line of credit was increased to a maximum of 3.0 to 1.0 from 2.0 to 1.0. The covenant maximum will become 2.5 to 1.0 for the quarter ending June 30, 2006. The Company was in compliance with the revised covenant on December 31, 2005.

Additional financing may be needed to support the future growth plans of the company. We have begun execution of an acquisition strategy that may be financed by the issuance of additional common or preferred stock that has been previously authorized by the shareholders. Those shares may be issued by approval of the Board of Directors. Acquisitions may also be financed with additional debt. Acquisitions being evaluated provide services similar to our that are, or can be made, accretive in a short period of time; that bring large OEM customer relationships with potential additional business for the combined company (that neither company might get on their own); and that bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

At any given point in time in the normal course of business, we have numerous outstanding purchase orders with our vendors to purchase inventory for use in the products that we sell to our customers or to use in performing repair services for our customers. Such orders are not recorded as liabilities in our balance sheet until the material is typically placed on a common carrier. We have no minimum purchase quantity requirements with any of our vendors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on our Form 10-KSB for the year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

For product sales, we recognize revenue upon transference of the title to the products to the customer. For repair sales, we recognize revenue upon completion of the repair work and either shipment of the item back to the customer or, in the programs in which we also manage the customer’s inventory on our site, when we return the repaired item to the customer’s finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, we recognize revenue over the fiscal periods covered by the billing on a pro-rata basis. Our inventory and logistics management programs are billed monthly in the month in which the services are being provided, with revenue recognized upon billing. For non-recurring engineering projects, we recognize revenue on a percentage-of-completion basis.

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

Various estimates were used in recording the acquisition of the assets and assumption of the liabilities of GNP Computers, Inc. Exact amounts of future payments for items such as GNP taxes, interest and penalties, and for professional fees are not yet known, but are contractually capped in the Asset Purchase Agreement of August 12, 2005. The exact amounts actually paid may be different from the estimates used in recording the transaction. Approximately $300,000 of estimated assumed liabilities were reduced in the fourth quarter of 2006, and included as a reduction of SG&A expenses of that amount in that quarter.

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management’s Discussion and Analysis or Plan of Operation contained in this report.

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. If we are unable to manage our inventory, we will not be able to satisfy customer demand. Our reliance on one or a few suppliers for inventory components could delay shipments and increase our costs. Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. Since we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk. Our products may have quality issues that could adversely affect our sales and reputation. We are dependent on significant customers, as noted in the “SALES” section above.

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

DECEMBER 31, 2005 AND 2004

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc. (dba PDSi)

Groveport, Ohio

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Pinnacle Data Systems, Inc. (the “Company”) as of December 31, 2005 and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2004 were audited by another independent registered public accounting firm whose report, dated February 15, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HAUSSER + TAYLOR LLC

Columbus, Ohio

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pinnacle Data Systems, Inc. (dba PDSi)

Groveport, Ohio

We have audited the accompanying balance sheet of Pinnacle Data Systems, Inc. (the “Company”) as of December 31, 2004, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Columbus, Ohio

February 15, 2005

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS
Cash	$485,566	$15,068
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $20,000, respectively	12,555,814	4,398,251
Inventory	9,232,778	4,080,202
Other prepaid expenses	421,273	239,720
Refundable income taxes	—	171,248
Deferred income taxes	833,000	477,000

	23,528,431	9,381,489

PROPERTY AND EQUIPMENT
Leasehold improvements	328,777	309,920
Furniture and fixtures	389,744	382,935
Computer equipment and related software	2,714,901	2,481,919
Shop equipment	598,999	568,223

	4,032,421	3,742,997
Less accumulated depreciation and amortization	3,250,391	2,772,203

	782,030	970,794

OTHER ASSETS	108,568	22,566

	$24,419,029	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$9,335,940	$2,525,020
Accounts payable	6,122,181	2,176,746
Accrued expenses:
Wages, payroll taxes and benefits	977,808	295,681
Income taxes	366,216	—
Other	652,630	207,398
Unearned revenue	209,288	13,822

	17,664,063	5,218,667

LONG-TERM LIABILITIES
Deferred income taxes	63,000	101,000

	17,727,063	5,319,667

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 5,985,356 and 5,628,806 shares issued and outstanding, respectively	2,755,030	2,266,482
Additional paid-in capital	754,137	543,095
Retained earnings	3,182,799	2,245,605

	6,691,966	5,055,182

	$24,419,029	$10,374,849

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF INCOME

Years Ended December 31, 2005 and 2004

	2005	2004
SALES
Product sales	$34,444,161	$28,351,007
Service sales	10,161,957	6,046,483

	44,606,118	34,397,490

COST OF SALES
Product sales	30,155,023	22,652,817
Service sales	3,904,291	3,730,144

	34,059,314	26,382,961

GROSS PROFIT	10,546,804	8,014,529
OPERATING EXPENSES	8,738,730	6,615,741

INCOME FROM OPERATIONS	1,808,074	1,398,788

OTHER EXPENSE
Interest expense	288,880	112,637

INCOME BEFORE INCOME TAXES	1,519,194	1,286,151
INCOME TAX EXPENSE	582,000	402,000

NET INCOME	$937,194	$884,151

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.16

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.14

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
BALANCE - December 31, 2003	5,539,796	$2,172,281	$502,095	$1,361,454	$4,035,830
Options and warrants exercised	93,000	94,201	—	—	94,201
Treasury stock redeemed	(3,990)	—	—	—	—
Tax benefits from employee stock option plan	—	—	41,000	—	41,000
Net income	—	—	—	884,151	884,151

BALANCE - December 31, 2004	5,628,806	2,266,482	543,095	2,245,605	5,055,182

Options and warrants exercised	356,550	488,548	—	—	488,548
Tax benefits from employee stock option plan	—	—	211,042	—	211,042
Net income	—	—	—	937,194	937,194

BALANCE - December 31, 2005	5,985,356	$2,755,030	$754,137	$3,182,799	$6,691,966

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$937,194	$884,151

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	485,209	554,226
Provision for doubtful accounts	10,000	—
Inventory reserves	271,020	271,610
Provision for deferred taxes	(394,000)	(3,000)
Loss on disposal of property and equipment (Increase)/decrease in assets:	2,002	1,620
Accounts receivable	(4,349,199)	728,381
Inventory	(970,215)	(2,404,650)
Prepaid expenses and other assets	(6,432)	(44,231)
Refundable income taxes	382,290	(130,248)
Increase/(decrease) in liabilities:
Accounts payable	(1,016,379)	(3,467)
Accrued expenses and taxes	(174,083)	37,440
Unearned revenues	17,077	13,822

Total adjustments	(5,742,710)	(978,497)

Net cash used in operating activities	(4,805,516)	(94,346)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(242,744)	(344,465)
Cash assumed in acquisition	124,518	—
Proceeds from sale of property and equipment	—	165

Net cash used in investing activities	(118,226)	(344,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	6,810,920	38,454
Payment of debt assumed in acquisition	(2,281,457)	—
Outstanding checks in excess of funds on deposit	381,759	314,514
Principal payments on capital lease obligation	(5,530)	(5,452)
Proceeds from stock options exercised	488,548	94,201

Net cash provided by financing activities	5,394,240	441,717

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

(DBA PDSi)

STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2005 and 2004

	2005	2004
INCREASE IN CASH	470,498	3,071
CASH - Beginning of year	15,068	11,997

CASH - End of year	$485,566	$15,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$253,361	$104,151

Income taxes paid, net of refunds	$227,493	$481,438

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Inventory capitalized as computer equipment.	$2,216	$76,272

Equipment acquired through capital lease.	$—	$10,981

Income tax benefit from employee stock option plan credited to Additional paid-in-capital	$211,042	$41,000

Assets and liabilities assumed in acquisition:
Accounts receivable	$3,818,364
Inventory	4,455,597
Prepaid expenses	104,523
Computer equipment	53,087
Other assets	157,000

Total assets	$8,588,571
Accounts payable	$4,580,055
Wages, payroll taxes and benefits	563,626
Other accrued expenses	1,109,562
Unearned revenue	178,389
Other debt	2,281,457

Total liabilities	$8,713,089

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A.	Nature of Business - Pinnacle Data Systems, Inc. (dba PDSi) (the “Company”) provides product lifecycle service solutions to Original Equipment Manufacturers (OEMs) in the medical, telecommunications, defense, imaging, industrial and computer equipment markets, among others. PDSi offer a full range of computer and computer-related product development and manufacturing services to increase product speed to market and engineered product life, and to provide service and support to units in the field through comprehensive product lifecycle management programs encompassing depot repair, advanced exchange, contact center support and end-of-life control.

Effective August 15, 2005, the Company acquired all the assets and certain liabilities of GNP Computers, Inc. (GNP). The former GNP operations are in the process of being fully integrated as part of the Company. The acquired operations also include computer design, manufacturing, and lifecycle management for OEMs in a broad range of industries. The financial results of the acquired operations from the date of the acquisition are included in the financial results reported for the Company.

B.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.	Concentration of Credit Risk – Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of accounts receivable. The Company grants credit to its customers, which are varied in terms of size, geographic location and financial strength. Customer payment terms typically range from 30 to 60 days. Customer balances are continually monitored to minimize the risk of loss. The allowance for doubtful accounts was $70,000 and $20,000 as of December 31, 2005 and 2004, respectively. The increase in the allowance in 2005 reflects the increase in accounts receivable resulting from the acquisition of GNP Computers. The allowance is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Bad debt expense of $0 and $29,000 was recognized for the years ended December 31, 2005 and 2004, respectively.

The Company’s cash balances, which are in excess of federally insured levels, are maintained at large regional financial institutions. The Company continually monitors its balances to minimize the risk of loss for these balances.

For 2005, the Company had three customers that generated revenues of approximately $5.8 million, $5.5 million, and $4.4 million or 13%, 12%, and 10% respectively, of total revenue. In the statements of income, approximately 3% of the revenues from these customers is included in service sales and 97% is included in product sales. In addition, these customers represented 20%, 6%, and 17%, respectively, of accounts receivable at December 31, 2005.

For 2004, the Company had three customers that generated revenues of approximately $5.7 million, $5.7 million, and $3.9 million or 17%, 17%, and 11% respectively, of total revenue. In the statements of income, approximately 2% of the revenues from these customers is included in service sales and 98% is included in product sales. In addition, these customers represented 15%, 10%, and 3%, respectively, of accounts receivable at December 31, 2004.

D.	Revenue Recognition – For product sales, the Company recognizes revenue upon transference of the title to the products to the customer. For repair sales, the Company recognizes revenue upon completion of the repair work and either shipment of the item back to the customer or, in the programs in which the Company also manages the customer’s inventory on our site, when the repaired item is returned to the customer’s finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, the Company recognizes revenue over the fiscal periods covered by the billing on a pro-rata basis. The inventory and logistics management programs are billed monthly in the month in which the services are being provided, with revenue recognized upon billing. For non-recurring engineering projects, the Company recognizes revenue on a percentage-of-completion basis.

E.	Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at December 31, 2005 and 2004 was comprised of the following (net of inventory reserves):

	2005	2004
Component parts (raw materials)	$6,848,665	$3,362,924
Work-in-process	1,075,489	369,937
Finished goods	1,308,624	347,341

	$9,232,778	$4,080,202

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known and anticipated customer contracts, and management’s expertise in computer hardware life cycles. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2005 and 2004, the Company provided reserves of approximately $2.7 million and $1 million, respectively, to reduce the carrying value of inventory for estimated obsolescence and other loss of value.

F.	Statement of Cash Flows – For purposes of the statement of cash flows, the Company considers all short-term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2005 or 2004.

G.

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are being amortized over the shorter of useful life or remaining lease term. Technology licenses are amortized over their terms. Depreciation and amortization expense approximated $485,000 and $554,000 for the years ended December 31, 2005 and 2004, respectively.

Annually, or more frequently if events or changes in circumstances occur, a determination is made by management to ascertain whether property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value.

H.	Advertising - All of the Company’s advertising costs are of the nondirect-response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. The Company incurred approximately $93,000 and $83,000 in advertising costs in 2005 and 2004, respectively.

I.	Life Insurance - The Company has purchased, and is the beneficiary, of three term life insurance policies on key employees of the Company. The total amount of coverage at December 31, 2005 was $11.5 million.

J.	Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123 (R) provides several options regarding its adoption. The Company used the intrinsic value-based method through 2005. Beginning in 2006, the Company will change to the fair value-based method as required by SFAS No 123(R) issued in December 2004.

On November 10, 2005, and effective November 17, 2005, the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company under various stock option plans. As a result of this action, options to purchase approximately 1,186,000 shares of common stock that would otherwise have vested over the next one to four years became fully vested.

The decision to accelerate the vesting of these options is considered to be in the best interest of stockholders, and was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following our application of FAS 123R. Because of the acceleration of the vesting period of such options, it is anticipated the Company’s non-cash compensation expense related to these options will be reduced by approximately $890,000 (pre-tax) over fiscal years 2006 through 2009, based on estimated value calculations using the Black-Scholes methodology.

Pro forma information regarding net income and earnings per share for 2005 and prior is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company utilized the intrinsic value-based method for accounting for employee stock options or similar equity instruments in 2005 and prior; therefore, the Company did not recorded any compensation cost in the statements of income for stock-based employee compensation awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma income and earnings per share are as follows for the year ended:

	2005	2004
Net income - as reported	$937,194	$884,151
Stock-based employee compensation expense - pro forma	1,523,438	337,311

Net income - pro forma	$(586,244)	$546,840
Basic earnings per common share-as reported	$.16	$.16
Diluted earnings per common share-as reported	.15	.14
Basic earnings per common share-pro forma	$-.10	$.10
Diluted earnings per common share-pro forma	-.10	.09
Weighted-average fair value of options granted during the year	$2.08	$1.97

K.	Research and Development – Research and development costs are charged to operations when incurred. The Company incurred no research and development expense in 2005 that was not billed to its customers. The amount of research and development expense charged to operations in 2004 was immaterial.

L.	Product Warranty Policy – The Company provides a limited warranty for defects in material or workmanship on its products and its repair services. The warranty periods currently in effect range from one to two years. The warranty involves repairing or replacing any defective component returned within the warranty period. The warranty is limited to the original customer. The historical warranty cost of material has been nominal, as most components used in the Company’s products are also warranted by the component supplier. The additional reserve accrued in 2005 resulted from the acquisition of GNP Computers.

The following summarizes the Company’s warranty liability for years ended December 31, 2005 and 2004:

	2005	2004
Beginning balance	$19,000	$21,000
Additions to balance	75,000	10,000
Reductions to balance	(0)	(12,000)

Ending balance	$94,000	$19,000

M.	RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - In December 2004, the FASB issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of SFAS No. 123(R) is to record the additional compensation expenses on the financial statements that is currently disclosed in Note 1.J. As noted in Section J. above, the Company has accelerated the vesting period of all of its outstanding stock options. Therefore, the Company will not record any expense in 2006 and beyond for any options outstanding as of December 31, 2005.

Note 2. Line of Credit

At December 31, 2005, the Company has a bank line of credit with an available limit of $11 million and bearing monthly interest payments at prime, which was 7.25% at December 31, 2005. The Company was obligated for funds drawn against this line of credit in the amount of $9.3 million and $2.5 million at December 31, 2005 and 2004, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. In anticipation of its acquisition of GNP Computers, on August 9, 2005, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $11 million from $6 million and is due and renewable by May 15, 2007. The borrowing base calculation on December 31, 2005 was the maximum $11 million, resulting in an unused capacity at December 31, 2005 of approximately $1.7 million. To accommodate the additional debt assumed in the GNP acquisition, on December 29, 2005, the total debt to tangible net worth ratio loan covenant on the line of credit was increased to a maximum of 3.0 to 1.0 from 2.0 to 1.0. The covenant maximum will become 2.5 to 1.0 for the quarter ending June 30, 2006. The Company was in compliance with the revised covenant on December 31, 2005. The Company was in compliance with all loan covenants on both December 31, 2005 and 2004.

Note 3. Stock Options and Warrants

The Company adopted the Pinnacle Data Systems, Inc., 1995 Stock Option Plan on December 19, 1995 (the “1995 Plan”). On May 5, 2005, the shareholders approved and the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1995 Plan. Under both plans, any employee who is granted a discretionary option upon vesting, may purchase Company common stock over a ten-year period, at the fair market value at time of grant. (If the grantee owns more than 10% of the Company’s stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant.) The aggregate number of common shares of the Company, which could be granted under the 2005 Plan at its inception, was 2,000,000 shares, in addition to 386,250 shares available for issuance at the expiration of the 1995 Plan. In addition, the number of common shares of the Company that can be granted under the 2005 Plan automatically increases on the last day of each fiscal year beginning in 2005 equal to the lessor of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors. For 2005, the increase was 299,268, 5% of the outstanding shares on December 31, 2005. Under the 2005 Plan, 1,713,018 shares were reserved for future grants at December 31, 2005. Incentive options available under the 2005 Plan must be granted by May 5, 2015.

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

Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors was made by entering into individual stock option agreements. Under the 2000 Director Stock Option Plan, 236,000 shares were reserved for future grants at December 31, 2005.

Although the Board of Directors has the authority to set other terms, in 2005 and prior the options granted were generally exercisable one year from the date of grant. In 2006 and going forward, the options granted will generally be exercisable in three to five years from the date of grant.

On November 10, 2005, and effective November 17, 2005, the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company under various stock option plans. As a result of this action, options to purchase approximately 1,186,000 shares of common stock that would otherwise have vested over the next one to four years became fully vested.

The decision to accelerate the vesting of these options, is considered to be in the best interest of stockholders, and was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following our application of FAS 123R. Because of the acceleration of the vesting period of such options, it is anticipated the Company’s non-cash compensation expense related to these options will be reduced by approximately $890,000 (pre-tax) over fiscal years 2006 through 2009, based on estimated value calculations using the Black-Scholes methodology.

Pro forma information regarding net income and earnings per share for 2005 and prior is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company utilized the intrinsic value-based method for accounting for employee stock options or similar equity instruments in 2005 and prior; therefore, the Company did not recorded any compensation cost in the statements of income for stock-based employee compensation awards.

The following table is a summary of option activity:

Stock Option Plan	2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Employee Stock Option Agreements
Outstanding, beginning of year	1,256,950	$2.02	1,170,500	$1.92
Granted	1,023,500	3.02	211,500	2.28
Exercised	222,550	1.20	73,000	0.90
Forfeited	49,000	3.80	52,050	2.24

Outstanding, end of year	2,008,900	$2.57	1,256,950	$2.02

Exercise price range of options outstanding	$0.75 to $5.25		$0.63 to$5.25
Director Stock Option Agreements
Outstanding, beginning of year	270,000	$1.90	290,000	$1.88
Granted	—	—	20,000	2.63
Exercised	134,000	1.49	20,000	2.35
Forfeited	26,000	3.88	20,000	1.82

Outstanding, end of year	110,000	$1.94	270,000	$1.90

Exercise price range of options outstanding	$0.75 to $3.88		$0.75 to $3.88

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Range of Exercise Price	Options Outstanding
	Number Outstanding	Weighted-average Remaining Contractual Life (in years)	Weighted-average Exercise Price Per Share
$0.75 - 1.03	314,350	2.39	$0.84
$1.85 - 2.70	633,050	6.53	2.27
$2.90 - 4.26	1,168,500	8.85	3.13
$4.69 - 5.25	3,000	4.79	4.88

Total	2,118,900	7.19	$2.54

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted-average Exercise Price Per Share
$0.75 - 1.03	314,350	$0.84
$1.85 - 2.70	633,050	2.27
$2.90 - 4.26	1,168,500	3.13
$4.69 - 5.25	3,000	4.88

Total	2,118,900	$2.54

At December 31, 2004, 1,319,450 outstanding options were exercisable. The weighted-average exercise price for outstanding options was $2.00 at December 31, 2004.

The options outstanding at December 31, 2005 are exercisable through periods ranging from January 2006 through September 2015. Of the 1,023,500 options granted in 2005, 51,000 were granted under the 1995 plan, and 972,500 were granted under the 2005 plan.

The fair value of each option grant disclosed in Note 1.J. is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended:

	2005	2004
Risk-free interest rate	4.22%	4.3%
Dividend yield	0%	0%
Volatility factor	71.46%	88.61%
Weighted average expected life in years	8	9

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

Note 4. Operating Leases

The Company leases its two operating facilities under operating leases that expire in 2009 and 2010. The Company has an option to extend the lease for its headquarters an additional five years beyond the expiration date in 2009.

Minimum future lease payments under the operating leases as of December 31, 2005 are as follows:

2006	1,661,164
2007	1,666,244
2008	1,715,918
Thereafter	1,421,892

$6,465,218

Total rent charged to operations for operating leases and other month-to-month rental obligations for the years ended December 31, 2005 and 2004 amounted to $1,210,691 and $689,576, respectively. Both facility leases contain annual escalators intended to cover inflationary costs over the life of the lease.

Note 5. Profit Sharing and 401(k) Savings Plan

The Company maintains a qualified cash or deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan covers all employees with three months of service. Under the plan, employees may elect to defer a portion of their salary, subject to Internal Revenue Code limits.

The Company, at its discretion, may match up to 25% of employee contributions up to 6% of wages deferred with an annual maximum contribution of $3,500 per employee. The Company made matching contributions of $69,846 and $32,045 for 2005 and 2004, respectively.

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

Net deferred tax assets in the accompanying balance sheets include the following components:

	2005	2004
Assets
Accrued vacation	$45,000	$—
Inventory reserves	540,000	411,000
Allowance for doubtful accounts	28,000	8,000
Uniform capitalization	125,000	51,000
Severance accrual	32,000	—
Warranty accrual	38,000	7,000
Other accruals from acquisition	25,000	—

	$833,000	$477,000

Liabilities
Depreciation	$63,000	$101,000

	$63,000	$101,000

The components of the tax expense for the years ended December 31, were as follows:

	2005	2004
Current:
Federal	$738,000	$341,000
State and local	238,000	64,000

	976,000	405,000

Deferred:
Federal	(332,000)	—
State and local	(62,000)	(3,000)

	(394,000)	(3,000)

Total	$582,000	$402,000

The following sets forth the differences between the provision for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes:

	2005	2004
Income tax provision at statutory rate	$517,000	$437,000
Add:
Tax effect of permanent differences	(13,000)	(49,000)
State income taxes, net of federal income tax provision	116,000	40,000
Other	(38,000)	(26,000)

Total income tax provision	$582,000	$402,000

Note 7. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year.

	For the Year Ended 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$937,194	5,867,986	$0.16
Effect of Dilutive Securities
Options	0	416,453

Diluted EPS

Income available to common stockholders and assumed conversions	$937,194	6,284,439	$0.15

	For the Year Ended 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$884,151	5,572,811	$0.16
Effect of Dilutive Securities
Options	0	548,864

Diluted EPS
Income available to common stockholders and assumed conversions	$884,151	6,121,675	$0.14

The number of anti-dilutive options for December 31, 2005 and 2004 were 853,000 and 223,100, respectively.

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

Segment information for the years ended December 31, 2005 and 2004, was as follows:

	2005
	Product	Service	Other	Total
Sales	$34,444,161	$10,161,957	$—	$44,606,118
Gross profit	4,289,138	6,257,666	—	10,546,804
Operating earnings (loss)	367,032	5,104,540	(3,663,498)	1,808,074
Depreciation and amortization	221,215	90,994	173,001	485,210
Interest expense	—	—	288,880	288,880
Total assets	19,712,960	2,120,864	2,585,205	24,419,029
Capital expenditures	70,515	35,006	137,223	242,744

	2004
	Product	Service	Other	Total
Sales	$28,351,007	$6,046,483	$—	$34,397,490
Gross profit	5,698,190	2,316,339	—	8,014,529
Operating earnings (loss)	2,759,841	1,336,882	(2,697,935)	1,398,788
Depreciation and amortization	261,570	126,722	165,934	554,226
Interest expense	—	—	112,637	112,637
Total assets	6,311,306	1,928,303	2,135,240	10,374,849
Capital expenditures	171,832	211,468	37,437	420,737

Note 9. Pro-forma Combined Statement of Operations

On August 12, 2005, the Company entered into an asset purchase agreement with GNP Computers, Inc. (GNP) and GNP’s principal shareholder, in which the Company acquired all of the assets and certain liabilities of GNP. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. Thus far, the acquisition has been accretive by our retaining over 20 customers with similar profiles and expansion opportunities as our existing business, the former GNP’s sales office and production facility in suburban Los Angeles, California, an expanded international presence with an Asia-based sales office, additional customers in Asia and Europe, an expanded product line including telecommunications platforms and application-specific devices, and additional technical and engineering expertise and capabilities. None of the acquired customers were under contractual obligation to GNP to meet minimum order quantities before the acquisition and they are not under any of those kind of obligations with the Company now. They could stop placing orders at any time. The liabilities assumed upon the acquisition consisted of a $2.3 million asset-based line of credit, payables and other accrued liabilities of approximately $6.4 million, which included transaction fees for both parties. Simultaneously with the acquisition, the Company paid off the asset-based line of credit. In order to facilitate the acquisition, on August 9, 2005, the Company increased the asset-based line of credit with KeyBank NA to $11 million from $6 million. The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of the California operation subsequent to August 15, 2005 are included in our statements of income.

When recording the acquisition of GNP Computers in August 2005, the Company recorded various estimates of potential liabilities. In the fourth quarter of 2005, after further research and analysis and consultation with outside experts, the Company reduced the assumed liabilities from the acquisition by approximately $300,000. The reduction of the accruals resulted in a reduction of SG&A expenses of the same amount in the fourth quarter of 2005.

The pro forma data is presented for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Pinnacle Data Systems, Inc. (the Company) and GNP Computers, Inc. (GNP) been operating as combined entities for the periods presented.

The accompanying unaudited pro forma combined statements of operations are based on the historical financial statements of the Company and GNP after giving effect to its acquisition by the Company. The Company completed the acquisition of substantially all of the assets and certain liabilities of GNP on August 15, 2005.

The unaudited pro forma combined statements of operations for the years ended December 31, 2005 and 2004 are presented as if the acquisition of GNP had occurred on January 1, 2004.

($ thousands except earnings per share)	Year Ended December 31, 2005				Pro Forma
	Pinnacle	GNP	Pro Forma Adjustments
Sales	$44,606	$14,949	$(3	)a	$59,553
Net income	937	(2,378)	139	b	(1,302)
Diluted earnings per common share	$0.15				$(0.22)

($ thousands except earnings per share)	Year Ended December 31, 2004				Pro Forma
	Pinnacle	GNP	Pro Forma Adjustments
Sales	$34,397	$21,121	$(12	)a	$55,507
Net income	884	(5,101)	653	b	(3,564)
Diluted earnings per common share	$0.14				$(0.64)

Pro Forma Adjustments to the Combined Statements of Operations:

(a)	Sales – Eliminates sales that occurred between the Company and GNP.

(b)	Operating expenses – decrease in depreciation expense as a result of purchase accounting and elimination of gross profit on sales that occurred between the Company and GNP.

Note 10. Subsequent Event

On March 13, 2006, the Company announced the appointment by the Board of Directors of Michael R. Sayre to the position of Chief Executive Officer and President of the Company effective March 13, 2006. Mr. Sayre previously was the Company’s Executive Vice President and Chief Financial Officer. Mr. Sayre remained a member of the Board of Directors. The Board also appointed John D. Bair to the new position of Chief Technology and Innovation Officer. Mr. Bair previously was Chief Executive Officer. Mr. Bair remained Chairman of the Board of Directors. The Company also announced the resignation of Christopher L. Winslow from the Board of Directors and from the position of President and Chief Operating Officer.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

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

Information about our directors, nominees for directors and our executive officers is incorporated by reference to our proxy statement for our year 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Proposal One: Election of Directors.”

Item 10.	Executive Compensation

Information regarding executive compensation is incorporated by reference to our proxy statement for our year 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of beneficial owners and management is incorporated by reference to our proxy statement for our year 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Executive Compensation” and “Principal Holders of Voting Securities.”

Item 12.	Certain Relationships and Related Transactions

Information about certain relationships and related transactions is incorporated by reference to our proxy statement for our year 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Proposal One: Election of Directors.”

Item 13.	Exhibits

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Contained herein.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 stock option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	Business Loan Agreement between Pinnacle Data Systems, Inc. and key Bank National Association dated August 10, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(k)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated January 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

10(l)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(n)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(o)	Employment agreement between Pinnacle Data Systems, Inc. and C. Robert Hahn dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(p)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(q)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(r)	Amendment to Promissory Note between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(s)	First Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated February 21, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(t)	Second Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated March 7, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(u)	Third Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated April 23, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(v)	Fourth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated July 31, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(w)	OEM Technology Partner agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(x)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(y)	Renewal of Loan Agreement between Pinnacle Data Systems, Inc, and Key Bank National Association dated April 1, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(z)	Fifth Amendment Agreement to Loan Agreement between Pinnacle Data Systems, Inc. and Key Bank National Association dated May 12, 2003	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.

10(aa)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ab)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ac)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(ad)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(ae)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(af)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

10(ag)	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc., dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 12, 2004.

10(ah)	Notice of Final Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(ai)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(aj)	Commercial Security Agreement between Pinnacle Data Systems Inc. and Keybank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(ak)	Change in Terms Agreement between Pinnacle Data Systems, Inc. and Keybank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(al)	Libor 1 Month Exhibit between Pinnacle Data Systems, Inc. and Keybank National Association dated December 31, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(am)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated March 20, 2006.	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

10(an)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated January 1, 2005.	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005.

10(ao)	Employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated March 20, 2006.	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

10(ap)	Industrial/Commercial Lease Agreement Between GNP Computers, Inc. and Foothill Technology Center, LLC dated January 17, 2003 (Assumed by Pinnacle Data Systems, Inc. on August 15, 2005.)	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(aq)	Third Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated August 9, 2005.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(ar)	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar, dated August 12, 2005.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(as)	Fourth Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated December 28, 2005	Contained herein.

23(a)	Consent of Independent Registered Public Accounting Firm	Contained herein.

23(b)	Consent of Independent Registered Public Accounting Firm	Contained herein.

24	Powers of Attorney	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2005	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the year ended December 31, 2005	Contained herein.

The exhibits filed with this report in response to Item 13 are submitted as a separate section of this report following the signatures.

Item 14.	Principal Accountant Fees and Services

Information regarding the Company’s principal accountant fees and services is incorporated by reference to our proxy statement for our year 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Independent Auditors”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: March 30, 2006	By	/s/ Michael R. Sayre
Michael R. Sayre, President, Chief Executive Officer, and Interim Chief Financial Officer and Treasurer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Bair John D. Bair	Chairman, Chief Technology and Innovation Officer and Director	March 30, 2006

/s/ Michael R. Sayre Michael R. Sayre	President, Chief Executive Officer, (principal executive officer), Interim Chief Financial Officer and Treasurer, (principal financial and principal accounting officer), and Director	March 30, 2006

Carl Aschinger* Carl Aschinger	Director	March 30, 2006

Hugh C. Cathey* Hugh C. Cathey	Director	March 30, 2006

Thomas M. O’Leary* Thomas M. O’Leary	Director	March 30, 2006

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/s/ Michael R. Sayre	March 30, 2006
Michael R. Sayre, Attorney-in-Fact