Form 10-Q
period 2006-03-31
PINNACLE DATA SYSTEMS INC
filed 2006-05-15
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 1-16103

PINNACLE DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1263732
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6600 Port Road, Groveport, Ohio 43125

(Address of principal executive offices)

(614) 748-1150

(Issuer’s Telephone Number)

No change

(Former name, former address and former fiscal year, if changed since last reports)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 1, 2006, the Issuer had outstanding 6,230,656 common shares without par value, which is the Issuer’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE DATA SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$813,374	$485,566
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $70,000, respectively	11,394,672	12,555,814
Inventory	10,670,835	9,232,778
Prepaid expenses	540,291	421,273
Refundable income taxes	412,555	—
Deferred income taxes	833,000	833,000

	24,664,727	23,528,431

PROPERTY AND EQUIPMENT
Leasehold improvements	351,194	328,777
Furniture and fixtures	389,743	389,744
Computer equipment and related software	2,776,126	2,714,901
Shop equipment	605,606	598,999

	4,122,669	4,032,421
Less accumulated depreciation and amortization	(3,350,440)	(3,250,391)

	772,229	782,030

OTHER ASSETS	108,568	108,568

	$25,545,524	$24,419,029

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$8,936,641	$9,335,940
Accounts payable	8,023,414	6,122,181
Accrued expenses:
Wages, payroll taxes and benefits	1,056,891	977,808
Income taxes	—	366,216
Other	475,904	652,630
Unearned revenue	408,166	209,288

	18,901,016	17,664,063

LONG-TERM LIABILITIES
Deferred income taxes	63,000	63,000

	18,964,016	17,727,063

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,216,656 and 5,985,356 shares issued and outstanding, respectively	3,157,729	2,755,030
Additional paid-in capital	759,166	754,137
Retained earnings	2,664,613	3,182,799

	6,581,508	6,691,966

	$25,545,524	$24,419,029

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(Unaudited)	(Unaudited)
SALES
Product sales	$12,408,535	$5,304,860
Service sales	2,550,052	2,187,640

	14,958,587	7,492,500

COST OF SALES
Product sales	11,051,962	4,482,826
Service sales	1,079,239	987,081

	12,131,201	5,469,907

GROSS PROFIT	2,827,386	2,022,593

OPERATING EXPENSES	3,527,149	1,596,946

INCOME (LOSS) FROM OPERATIONS	(699,763)	425,647

OTHER EXPENSE
Interest expense	163,423	27,851

INCOME (LOSS) BEFORE INCOME TAXES	(863,186)	397,796

INCOME TAX (BENEFIT) EXPENSE	(345,000)	151,000

NET INCOME (LOSS)	$(518,186)	$246,796

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.09)	$0.04

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.09)	$0.04

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(518,186)	$246,796

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	100,049	121,256
Stock-based compensation expense	5,029	—
Provision for doubtful accounts	30,000	—
Inventory reserves	148,234	94,040
(Increase)/decrease in assets:
Accounts receivable	1,131,142	(89,002)
Inventory	(1,586,291)	(309,042)
Prepaid expenses and other assets	(119,018)	(3,014)
Refundable income taxes	(412,555)	126,000
Increase/(decrease) in liabilities:
Accounts payable	964,272	417,130
Accrued expenses and taxes	(463,859)	82,971
Unearned revenues	198,878	83,418

Total adjustments	(4,119)	523,757

Net cash provided by (used in) operating activities	(522,305)	770,553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(90,248)	(134,101)

Net cash used in investing activities	(90,248)	(134,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(399,299)	(895,094)
Outstanding checks in excess of funds on deposit	936,961	60,186
Principal payments on capital lease obligation	—	(2,750)
Proceeds from stock options exercised	402,699	198,922

Net cash provided by (used in) financing activities	940,361	(638,736)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH	327,808	(2,284)

CASH - Beginning of quarter	485,566	15,068

CASH - End of quarter	$813,374	$12,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$153,507	$30,567

Income taxes paid, net of refunds	$451,000	$25,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

Income tax benefit from stock option plans credited to Additional paid-in-capital	$—	$65,912

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization

Nature of Business - Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment and support of sophisticated computer systems that are, or are in, the products of its world-leading Original Equipment Manufacturer (“OEMs”) customer base in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ product speed to market and engineered product life while decreasing overall costs to develop, deploy and service their products.

Effective August 15, 2005, the Company acquired the assets and certain liabilities of GNP Computers, Inc. (“GNP”). The former GNP operations are in the process of being fully integrated as part of the Company. The acquired operations include computer system design, manufacturing, and lifecycle management for OEMs in a broad range of industries. The financial results of the acquired operations from the date of the acquisition are included in the financial results reported for the Company.

Note 2. Summary of Significant Accounting Policies

Inventories - Inventories are valued at average cost, not in excess of market.

Inventory at March 31, 2006 and December 31, 2005 was comprised of the following (net of inventory reserves):

	March 31, 2006	December 31, 2005
Component parts (raw materials)	$8,257,233	$6,848,665
Work-in-process	2,125,202	1,075,489
Finished goods	288,400	1,308,624

	$10,670,835	$9,232,778

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At March 31, 2006 and December 31, 2005, the Company provided reserves of approximately $2.9 million and $2.7 million, respectively to reduce the carrying value of inventory.

The balance sheet as of March 31, 2006 and the statements of operations and cash flows for the quarter ended March 31, 2006 and March 31, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of operations and changes in cash flows for all periods presented have been made.

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 annual report on Form 10-KSB. The results of operations for the periods ended March 31, 2006 are not necessarily indicative of the results for the full year.

Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) provides several options regarding its adoption. The Company used the intrinsic value-based method through 2005.

The Company did not recognize compensation costs related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its statement of operations prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Stock based compensation expense recognized for the three months ended March 31, 2006 was $5,029, which is included in the operating expenses in the accompanying statements of operations.

On November 10, 2005, and effective November 17, 2005 the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company under various stock option plans. As a result of this action, options to purchase approximately 1,186,000 shares of our common stock that would otherwise have vested over the next one to four years became fully vested.

The decision to accelerate the vesting of these options is considered to be in the best interest of our stockholders and, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following our adoption of FAS 123(R). Because of the acceleration of the vesting period of such options, it is anticipated the Company’s non-cash compensation expense related to these options will be reduced by approximately $890,000 (pre-tax) over fiscal years 2006 through 2009, based on estimated value calculations using the Black-Scholes methodology.

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

In November 2005, the FASB, issued FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternative and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.

Pro forma information regarding net income and earnings per share for 2005 and prior is required by SFAS No. 123(R), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company utilized the intrinsic value-based method for accounting for employee stock options or similar equity instruments in 2005 and prior; therefore, the Company did not record any compensation cost in the statements of income for stock-based employee compensation awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma income (loss) and earnings (loss) per share are as follows for the comparative quarters:

	First Quarter 2006	First Quarter 2005
Net income (loss), as reported	$(518,186)	$246,796
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	—	(59,345)

Net income (loss), pro forma	(518,186)	187,451

Earnings (loss) per common share, basic:
As reported	$(0.09)	$0.04
Pro forma	$(0.09)	$0.03
Earnings (loss) per common share, diluted:
As reported	$(0.09)	$0.04
Pro forma	$(0.09)	$0.03

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Line of Credit

At March 31, 2006, the Company had a bank line of credit with KeyBank National Association (“KeyBank”), with a limit of $11,000,000 and bearing monthly interest payments at prime, which was 7.75% at March 31, 2006. The Company was obligated for funds drawn against this line of credit in the amount of $8,936,641 and $9,335,940 at March, 31, 2006 and December 31, 2005, respectively.

The line is payable on demand and is collateralized by a “Blanket Lien” on all assets of the Company. The amount available under the line of credit is subject to borrowing base restrictions as outlined in the agreement. In anticipation of its acquisition of GNP, on August 9, 2005, the terms of the bank line of credit with KeyBank were amended to reflect the Company’s near term borrowing needs and the Company’s credit risk as rated by KeyBank. The amount available under the line was increased to $11,000,000 from $6,000,000 and is due and renewable by May 15, 2007. The borrowing base calculation on March 31, 2006 was the maximum $11,000,000, resulting in an unused capacity of $2,063,359. As of March 31, 2006, the Company was in compliance with all covenants on the line.

Note 4. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 5. Stock Options

The Company adopted the Pinnacle Data Systems, Inc. 1995 Stock Option Plan on December 19, 1995 (the “1995 Plan”). On May 5, 2005, the shareholders approved and the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1995 Plan. During the quarters ended March 31, 2006 and March 31, 2005, the Company’s stock option activities and weighted average exercise prices were as follows:

	For the quarter ended March 31,
	2006		2005
Stock Option Agreements	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	2,118,900	$2.54	1,526,950	$2.00
Granted	160,000	$3.35	21,000	$3.06
Exercised	231,300	$1.74	135,600	$1.47
Forfeited	200	$3.88	350	$3.22

Outstanding at March 31	2,047,400	$2.69	1,412,000	$2.07

Exercise price range of options outstanding	$0.75 to $5.25		$0.63 to $5.25

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Stock Options (continued)

All of the 160,000 options granted in 2006 were granted under the 2005 Plan. The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarters ended March 31st:

	2006	2005
Risk-free interest rate	4.50%	4.40%
Dividend yield	0%	0%
Volatility factor	64.35%	83.00%
Weighted average expected life in years	6.4	9.0

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior two year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock, therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The options granted during the quarter ended March 31, 2006 and 2005 had a weighted-average fair value of $2.15 and $2.53, respectively.

Note 6. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the quarter. For the quarter ended March 31, 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for the quarter ended March 31, 2006.

	For the quarter ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and Diluted EPS
Income available to common shareholders	$(518,186)	6,062,282	$(0.09)

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Earnings Per Common and Common Equivalent Share (continued)

For the quarter ended March 31, 2005, common stock options are included in the diluted earnings per share calculation, when dilutive, as calculated below:

	For the quarter ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$246,796	5,725,817	$0.04
Effect of Dilutive Securities Options		529,761

Diluted EPS
Income available to common stockholders and assumed conversions	$246,796	6,255,578	$0.04

Note 7. Operating Segments

The Company’s reportable segments are Product and Service and are described in Item 1 of the Company’s latest Form 10-KSB, including a discussion of principle markets and distribution. The “Other” column listed below reflects working groups of the Company that are not allocated to segments, such as engineering, finance, human resources, quality systems, and executive management. These items primarily represent assets and expenses for various administrative functions within the Company. The Company evaluates performance based on operating earnings of the product and service segments and its coverage of the other administrative expenses of the Company.

Segment information for the quarters ended March 31, 2006 and 2005, was as follows:

	Quarter Ended March 31, 2006
	Product	Service	Other	Total
Sales	$12,408,535	$2,550,052	$—	$14,958,587
Gross profit	1,356,573	1,470,813	—	2,827,386
Operating earnings (loss)	208,784	1,121,614	(2,030,161)	(699,763)
Depreciation and amortization	36,768	30,287	32,994	100,049
Interest expense	—	—	163,423	163,423
Total assets	20,552,108	1,974,004	3,019,412	25,545,524
Capital expenditures	17,980	—	72,268	90,248

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Operating Segments (continued)

	Quarter Ended March 31, 2005
	Product	Service	Other	Total
Sales	$5,304,860	$2,187,640	$—	$7,492,500
Gross profit	822,034	1,200,559	—	2,022,593
Operating earnings (loss)	224,998	982,078	(781,429)	425,647
Depreciation and amortization	58,328	29,373	33,555	121,256
Interest expense	—	—	27,851	27,851
Total assets	5,692,255	2,765,447	2,174,638	10,632,340
Capital expenditures	874	19,405	113,822	134,101

Note 8. Pro-forma Combined Statement of Operations

On August 12, 2005, we entered into an asset purchase agreement with GNP Computers, Inc. (“GNP”) and GNP’s principal shareholder in which the Company acquired all of the assets and certain liabilities of GNP. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. Thus far, the acquisition has been accretive due to the fact the leased square footage of the acquired facility and the number of employees were significantly reduced immediately prior to the transaction, thereby improving the cost structure of the operation, and because there was a significant backlog of orders that could not be fulfilled prior to the acquisition due to a lack of financing. None of the acquired customers are under contractual obligation to GNP to meet minimum order quantities before the acquisition and they are not under any of those kinds of obligations with the Company today. Customers could stop placing orders at any time. The liabilities assumed upon the acquisition consisted of a $2.3 million asset-based line of credit, payables and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the acquisition, the Company paid off the asset-based line of credit.

The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of the California operation subsequent to August 15, 2005 are included in the Company’s statements of operations.

The pro forma data is presented for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had the Company and GNP been operating as combined entities for the periods presented.

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

PINNACLE DATA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Pro-forma Combined Statement of Operations (continued)

The unaudited pro forma combined statements of operations for the quarter ended March 31, 2005 is presented as if the acquisition of GNP had occurred on January 1, 2005.

	Quarter Ended March 31, 2005
	Pinnacle	GNP	Pro Forma Adjustments		Pro Forma
Sales	$7,492,500	$5,514,949			$13,007,449
Net income (loss)	246,796	(1,150,079)	$64,626	a	(838,657)
Basic/Diluted earnings (loss) per common share	$0.04				$(0.15)

Pro-Forma Adjustments to the Combined Statements of Operations:

(a) Operating expenses – decrease in depreciation expense as a result of purchase accounting.

Note 9. Subsequent Event

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it has reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. As of May 8, 2006, the Company has $616,000 in outstanding accounts receivable and $426,000 of inventory related to a repair service agreement with SGI. The Company’s management is currently working with SGI to determine whether SGI will assume or reject the current executory contract post-petition. To assume the contract, all pre-petition receivables must be paid within the terms of the contract and slow-moving parts inventory must be re-purchased by SGI. The rejection of the contract will most likely result in a significant portion of the receivables not being collected and the impairment of some portion of the inventory. The impaired value of the Company’s accounts receivable and inventory related to SGI cannot be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving sequential quarterly sales increases throughout the rest of 2006. The words “believe,” “expect,” “anticipate,” “estimate,” “project”, “plan,” “intend”, “should” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, changes in the specific markets for our products and services, changes in customer order patterns from their historic patterns, changes in our business or our relationship with major technology partners, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, and risks associated with our new business practices, processes and information systems. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-KSB.

OVERVIEW

Pinnacle Data Systems, Inc. (“we” or the “Company”) provides professional services around the development, deployment and support of sophisticated computer systems that are, or are in, the products of its world-leading Original Equipment Manufacturer (“OEM”) customer base in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ products speed to market and engineered product life while decreasing overall costs to develop, deploy and service their products.

Our business strategy is to collaborate with the world’s leading OEMs by managing the critical business activities required to successfully deploy information technology (“IT”) solutions. Our approach includes redefining the outsourced IT solution for OEMs that embed information technologies by offering comprehensive, global and information-laden solutions to fill critical supply-chain, engineering and logistics needs, and differentiating our offerings from other market choices through tangible value propositions based on collaborative execution and business intelligence deliverables. Unlike contract manufacturers, we are skilled at offering hybrid solutions using commercially available technologies combined with proprietary implementations. Unlike distributors, we are technology agnostic and capable of complex engineering programs. Unlike technology providers, we bring quantitative technical knowledge and engineered platforms to its custom solution development process. We intend to develop a new brand category to address needs of OEMs, to consolidate weaker niche players through acquisition, establish a professional services model to parallel that and provide its offerings in international markets.

On August 12, 2005, we entered into an asset purchase agreement with GNP Computers, Inc. (“GNP”) and GNP’s principal shareholder in which we acquired all of the assets and assumed certain liabilities of GNP. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. Thus far, the acquisition has been accretive due to the fact that the leased square footage of the acquired facility and the number of employees were significantly reduced immediately prior to the transaction, thereby improving the cost structure of the operation, and because there was a significant backlog of orders that could not be fulfilled prior to the acquisition due to a lack of financing. None of the acquired customers were under contractual obligation to GNP to meet minimum order quantities before the acquisition and they are not under any of those kinds of obligations with us today. They could stop placing orders at any time, however based on our current relationships with this customer base, we have no indication that they will stop placing orders at this time. The liabilities assumed upon the acquisition consisted of a $2.3 million asset based line of credit, payables and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the acquisition, we paid off the asset-based line of credit. In order to facilitate the acquisition, on August 9, 2005, we increased our asset-based line of credit with KeyBank to $11 million from $6 million.

The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of the California operation subsequent to August 15, 2005 are included in our statements of operations.

As a result of the acquisition and the expected organic growth of the combined organizations, we anticipate another record sales year in 2006. Further integration of the two businesses and infrastructure development for growth in the future will occur simultaneously throughout the year. We plan to spend $1 million or more in information technology and systems in 2006 to integrate the businesses and build a platform for future growth, with about half of that amount being capitalized as fixed assets. We will continue evaluating viable acquisition opportunities that meet our established criteria, including strategic fit and projected accretive performance in less than a year. However, we are not currently planning any additional acquisitions before the second half 2006.

The following discussions and analyses are for the quarter ended March 31, 2006, compared to the comparable period ended March 31, 2005.

SALES

Sales for the first quarter of 2006 and 2005 were as follows:

($ thousands)	2006	2005	% Change
Total Company	$14,959	$7,493	100%
Product	12,409	5,305	134%
Service	2,550	2,188	17%

The increase in product sales in the first quarter was directly attributable to the acquisition of the GNP customers, which generated approximately $5.5 million in product sales in the first quarter of 2005. Organic growth for the quarter increased approximately $2 million over the unaudited combined sales of the two entities in 2005, or about 15%.

As discussed in the Overview of this section, we expect annual record sales in 2006 due to the 2005 acquisition and the organic growth of the combined companies.

For the first quarter of 2006, we had two customers that generated revenues of approximately $3.6 million and $1.5 million or 24% and 10% respectively, of total revenue. In the statements of operations, all of the revenues from these customers are included in product sales. In addition, these customers represented 31% and 11%, respectively, of accounts receivable at March 31, 2006.

GROSS PROFIT

Gross profit for the first quarter of 2006 and 2005 was as follows:

($ thousands)	2006	2005	% Change
Total Company	$2,827	$2,023	40%
Product	1,356	822	65%
Service	1,471	1,201	22%

The gross profit margin percentages for 2006 and 2005 were as follows:

	2006	2005
Total Company	19%	27%
Product	11%	15%
Service	58%	55%

The increase in gross profit dollars on product sales in the first quarter was the result of new programs and the 2005 acquisition, which was partially offset by a change in product mix coupled with an inventory write-down of approximately $100,000 due to the implementation of Restriction of Hazardous Substances (RoHS) standards in the European Union effective July 1, 2006.

The increase in gross profit dollars on service sales in the first quarter of 2006 is attributable to the mix of services delivered.

We expect our gross profit dollars to increase as a result of the expected increases in sales. Gross margin percentages vary from program to program, and results vary from quarter to quarter due to changes in the mix of program sales in a given quarter. Consequently, it is difficult to predict how gross margin percentages will vary in the future.

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it has reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. As of May 8, 2006, the Company has $616,000 in outstanding accounts receivable and $426,000 of inventory related to a repair service agreement with SGI. The Company’s management is currently working with SGI to determine whether SGI will assume or reject the current executory contract post-petition. To assume the contract, all pre-petition receivables must be paid within the terms of the contract and slow-moving parts inventory must be re-purchased by SGI. The rejection of the contract will most likely result in a significant portion of the receivables not being collected and the impairment of some portion of the inventory. The impaired value of the Company’s accounts receivable and inventory related to SGI cannot be determined at this time.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, including selling, general and administrative, and interest expenses for the first quarter of 2006 and 2005 were as follows:

($ thousands)	2006	2005	% Change
Operating expenses	$3,527	$1,597	121%
Interest expense	163	28	482%

Total expense	$3,690	$1,625	127%

Operating expenses as a percent of sales for the first quarter 2006 and 2005 were 24% and 21%, respectively. The increase in the operating expenses for the first quarter of 2006 resulted primarily from the 2005 acquisition of GNP along with the planned increase in sales.

Operating expenses for 2006 also include a one-time charge of approximately $400,000 for severance expenses relating primarily to the previously announced resignation of Chris Winslow, the Company’s former President and Chief Operating Officer.

As stated in the Overview section, we intend to spend $1 million or more in 2006, with approximately half of the expenses used to develop sales and support infrastructure, largely in the form of information technology and systems.

The increase in interest expense in the first quarter was due to the use of the line of credit to finance the assets and liabilities of the GNP acquisition. With our growth in the number of customers and in sales, we expect interest expense will be higher in the near future as we use the line of credit to support the additional accounts receivable and inventory related to the higher sales volume.

INCOME TAXES (BENEFIT) AND NET INCOME (LOSS)

Income taxes (benefit) for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for the first quarter of 2006 was 40%, compared to 38% in the comparable period of 2005.

Income (loss) before taxes, income taxes (benefit) and net income (loss) for the first quarter of 2006 and 2005 were as follows:

($ thousands)	2006	2005	% Change
Income (loss) before taxes	$(863)	$398	-317%
Income taxes (benefit)	(345)	151	-328%

Net income (loss)	$(518)	$247	-310%

Earnings per share for the first quarter of 2006 and 2005 were as follows:

	2006	2005
Basic EPS	$(0.09)	$0.04
Fully diluted EPS	$(0.09)	$0.04

Weighted average number of shares outstanding:
Basic	6,062,282	5,725,817
Fully diluted	6,062,282	6,255,578

Basic and diluted earning per share were the same in 2006, as the effect of the stock options outstanding were anti-dilutive.

The reduction in net income for the first quarter ended March 31, 2006 is a result of the change in sales mix and increased operating expenses mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the first quarter is as follows:

($ thousands)	3/31/06	12/31/05	% Change
Accounts receivable	$11,395	$12,556	-9%
Inventory	10,671	9,233	16%
Other current assets	2,599	1,740	49%

Total	$24,665	$23,529	5%

A summary of changes in current liabilities for the first quarter is as follows:

($ thousands)	3/31/06	12/31/05	% Change
Line of credit	$8,937	$9,336	-4%
Accounts payable	8,023	6,122	31%
Other current liabilities	1,941	2,206	-12%

Total	$18,901	$17,664	7%

During the first quarter of 2006, approximately $522,000 of cash was used for operating activities. Net loss without the effects of the depreciation expense, inventory reserves, stock-based compensation expense and the accounts receivable reserve increase was $235,000. Changes in working capital that decreased the availability of cash during the quarter included increases in inventory of approximately $1,586,000, refundable income taxes of approximately $413,000 and accrued expenses and taxes of approximately $464,000. Additional adjustments to working capital, which increased the availability of cash, included increases of the collection of accounts receivable of approximately $1,131,000 and in accounts payable of approximately $964,000.

For the first quarter of 2006, the Company used approximately $90,000 of cash in investing activities to purchase equipment, including computer equipment and leasehold improvements.

For the first quarter of 2006, we had net cash provided by financing activities of approximately $940,000, consisting of approximately $937,000 of outstanding checks to be applied against the line of credit, approximately $403,000 from the exercise of stock options offset by the paydown of the line of credit of approximately $400,000.

The line of credit, which is our primary source of operational and non-operational funding, is maintained with KeyBank and is a revolving credit facility collateralized by a “Blanket Lien” on all our assets. The amount available under the line of credit is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. The agreement restricts the payments of cash dividends that would cause violations of the loan covenants.

The aforementioned borrowing base on the line of credit is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The line has an overall limit of $11 million as well as a sub-limit of $5.5 million that can be collateralized by inventory. That calculation represents the maximum amount that can be drawn on the line of credit.

In anticipation of our acquisition of GNP, on August 9, 2005, the terms of the bank line of credit with KeyBank were amended to reflect our near term borrowing needs and our credit risk as rated by KeyBank. The amount available under the line was increased to $11 million from $6 million and is due and renewable by May 15, 2007. The balance on the line of credit at March 31, 2006 and December 31, 2005 was approximately $8.9 million and $9.3 million, respectively. The borrowing base calculation on both dates was the maximum $11 million, resulting in an unused capacity of approximately $2.1 million and $1.7, million respectively. To accommodate the additional debt assumed in the GNP acquisition, on December 29, 2005, the Total Debt to Tangible Net Worth Ratio loan covenant on the line of credit was increased to a maximum of 3.0 to 1.0 from 2.0 to 1.0. The covenant maximum will become 2.5 to 1.0 for the quarter ending June 30, 2006. The Company was in compliance with the revised covenant on March 31, 2006.

Additional financing may be needed to support the future growth plans of the Company. We have already begun execution of an acquisition strategy that may be financed by the issuance of additional common or preferred stock that has already been authorized by the shareholders. Those shares may be issued by approval of the Board of Directors. Acquisitions being evaluated should provide services similar to ours that will be accretive upon the acquisition date or within a short period of time thereafter; that bring large OEM customer relationships with potential additional business for the combined company (which may not be attainable by either company on their own); and bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 1 to the Financial Statements in the Annual Report on our most recent Form 10-KSB describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

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

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology, implementation of materials’ standards and customer requirements, we may be required to increase our inventory allowances and our gross margin would be adversely affected.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) provides several options regarding its adoption. We used the intrinsic value-based method through 2005.

We did not recognize compensation costs related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its statement of operations prior to January 1, 2006. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

For purposes of determining the expected volatility factor, we used the historical price volatility of the Company’s stock price over the prior two year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. We do not expect to pay dividends on the Company’s common stock, therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, we used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date.

Various estimates were used in recording the acquisition of the assets and assumption of the liabilities of GNP. Exact amounts of future payments for items such as GNP taxes, interest and penalties, and for professional fees are not yet known, but are contractually capped in the Asset Purchase Agreement of August 12, 2005. The exact amounts actually paid may be different from the estimates used in recording the transaction. Approximately $300,000 of estimated assumed liabilities were reduced in the fourth quarter of 2005, and included as a reduction of SG&A expenses of that amount in that quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in commodity trading activities and do not enter into derivative financial instruments for speculative trading purposes. We also do not engage in transactions in foreign currencies that would expose us to additional market risk. In the normal course of business, our operations are exposed to interest rate risk. Our primary interest rate risk exposure relates to (i) our ability to refinance our line of credit at market rates, and (ii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

As of March 31, 2006, we had outstanding borrowings of approximately $8.9 million under our line of credit. The line of credit requires monthly interest payments at prime, which was 7.75% at March 31, 2006. A 100 basis point increase in the interest rate would result in an additional annual expense of approximately $90,000.

Item 4. Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) the Company’s Chief Executive Officer and President, and Interim Chief Financial Officer as of the Evaluation Date, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

As of the Evaluation Date, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 6. Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

10(am)	Employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated March 20, 2006.	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

10(ao)	Employment agreement between Pinnacle Data Systems, Inc, and Michael R. Sayre dated March 20, 2006.	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2006	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-KSB of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2006	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: May 12, 2006	/s/ Michael R. Sayre
Michael Sayre, Chief Executive Officer
and Interim Chief Financial Officer