Form 10-Q
period 2006-06-30
PINNACLE DATA SYSTEMS INC
filed 2006-08-11
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-16103

Pinnacle Data Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1263732
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6600 Port Road, Groveport, Ohio 43125

(Address of principal executive offices)

(614) 748-1150

(Issuer’s Telephone Number)

No change

(Former name, former address, and former fiscal year, if changed since last reports)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 1, 2006, the Issuer had outstanding 6,288,448 common shares without par value, which is the Issuer’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PART I FINANCIAL STATEMENT

Item 1.	Financial Statements

PINNACLE DATA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$455,000	$486,000
Accounts receivable, net of allowance for doubtful accounts of $597,000 and $70,000, respectively	12,312,000	12,556,000
Inventory, net	10,756,000	9,233,000
Prepaid expenses	428,000	421,000
Refundable income taxes	401,000	—
Deferred income taxes	833,000	833,000

Total current assets	25,185,000	23,529,000

PROPERTY AND EQUIPMENT
Leasehold improvements	411,000	329,000
Furniture and fixtures	392,000	389,000
Computer equipment and related software	2,975,000	2,715,000
Shop equipment	606,000	599,000

Total property and equipment, cost	4,384,000	4,032,000
Less accumulated depreciation and amortization	(3,440,000)	(3,250,000)

Total property and equipment, net	944,000	782,000

OTHER ASSETS	112,000	108,000

TOTAL ASSETS	$26,241,000	$24,419,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$7,417,000	$9,336,000
Short-term note	2,000,000	—
Accounts payable	8,129,000	6,122,000
Accrued expenses:
Wages, payroll taxes and benefits	1,007,000	978,000
Other	673,000	653,000
Income taxes	—	366,000
Unearned revenue	179,000	209,000

Total current liabilities	19,405,000	17,664,000

LONG-TERM LIABILITIES
Deferred income taxes	63,000	63,000

TOTAL LIABILITIES	19,468,000	17,727,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,274,448 and 5,985,356 shares issued and outstanding, respectively	3,251,000	2,755,000
Additional paid-in capital	805,000	754,000
Retained earnings	2,717,000	3,183,000

Total stockholders’ equity	6,773,000	6,692,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,241,000	$24,419,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For Three Month Period Ended		For Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)		(Unaudited)
SALES
Product sales	$16,840,000	$4,998,000	$29,248,000	$10,303,000
Service sales	2,454,000	1,946,000	5,004,000	4,134,000

Total sales	19,294,000	6,944,000	34,252,000	14,437,000

COST OF SALES
Product sales	13,834,000	4,386,000	24,886,000	8,869,000
Service sales	1,032,000	914,000	2,111,000	1,902,000

Total cost of sales	14,866,000	5,300,000	26,997,000	10,771,000

GROSS PROFIT	4,428,000	1,644,000	7,255,000	3,666,000
OPERATING EXPENSES	4,175,000	1,674,000	7,702,000	3,271,000

INCOME (LOSS) FROM OPERATIONS	253,000	(30,000)	(447,000)	395,000

OTHER EXPENSE
Interest expense	166,000	33,000	330,000	61,000

INCOME (LOSS) BEFORE INCOME TAXES	87,000	(63,000)	(777,000)	334,000
INCOME TAX EXPENSE (BENEFIT)	35,000	(25,000)	(311,000)	126,000

NET INCOME (LOSS)	$52,000	$(38,000)	$(466,000)	$208,000

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)	$(0.08)	$0.04

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)	$(0.08)	$0.03

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Month Period Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(466,000)	$208,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	190,000	246,000
Stock-based compensation expense	51,000	—
Provision for doubtful accounts	514,000	10,000
Inventory reserves	93,000	186,000
(Increase)/decrease in assets:
Accounts receivable	(270,000)	(341,000)
Inventory	(1,616,000)	(1,712,000)
Prepaid expenses and other assets	(11,000)	53,000
Refundable income taxes	(401,000)	42,000
Increase (decrease) in liabilities:
Accounts payable	978,000	567,000
Accrued expenses and taxes	(317,000)	188,000
Unearned revenues	(30,000)	60,000

Total adjustments	(819,000)	(701,000)

Net cash used in operating activities	(1,285,000)	(493,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(352,000)	(206,000)

Net cash used in investing activities	(352,000)	(206,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from line of credit	(1,919,000)	711,000
Proceeds from short-term note	2,000,000	—
Outstanding checks in excess of funds on deposit	1,029,000	(333,000)
Principal payments on capital lease obligation	—	(6,000)
Proceeds from stock options exercised	496,000	328,000

Net cash provided by financing activities	1,606,000	700,000

(DECREASE) INCREASE IN CASH	(31,000)	1,000
Cash at beginning of period	486,000	15,000

Cash at end of period	$455,000	$16,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$327,000	$57,000

Income taxes paid, net of refunds	$457,000	$84,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Income tax benefit from stock option plans credited to additional paid-in-capital	$—	$137,000

The accompanying notes are an integral part of these financial statements.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization

Nature of Business - Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of its world-leading Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customer base in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ product speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products.

Effective August 15, 2005, the Company acquired the assets and certain liabilities of GNP Computers, Inc. (“GNP”). The acquired operations include computer system design, manufacturing, and lifecycle management for OEMs and ISVs in a broad range of industries. The financial results of the acquired operations from the date of the acquisition are included in the financial results reported for the Company.

Note 2. Summary of Significant Accounting Policies

The balance sheet as of June 30, 2006 and the statements of operations and cash flows for the three month and six month periods ended June 30, 2006 and June 30, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 annual report on Form 10-KSB. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results for the full year.

Inventories - Inventories are valued at average cost, not in excess of market. Inventory at June 30, 2006 and December 31, 2005 was comprised of the following (net of inventory reserves):

	June 30, 2006	December 31, 2005
Component parts (raw materials)	$6,756,000	$6,849,000
Work-in-process	2,075,000	1,075,000
Finished goods	1,925,000	1,309,000

	$10,756,000	$9,233,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At June 30, 2006 and December 31, 2005, the Company provided reserves of approximately $2,828,000 and $2,732,000, respectively to reduce the carrying value of inventory.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Allowance for doubtful accounts - The Company assesses the collectivity of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment.

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it had reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. As of May 8, 2006, the Company had $616,000 in outstanding accounts receivable and $426,000 of inventory related to a repair service agreement with SGI. The Company has determined that a portion of this receivable balance may be uncollectible, and recorded a $453,000 reserve against the SGI outstanding receivables in the three month period ended June 30, 2006.

Plant consolidation costs – The Company recognizes costs associated with the plant consolidation as discussed in Note 3 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation will be recognized and measured at its fair value in the period in which the liability is incurred. The one-time termination benefits for the terminated associates will be ratably expensed over the remaining service period of the associates.

Stock-based compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Shared Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) provides several options regarding its adoption. The Company used the intrinsic value-based method through 2005.

The Company did not recognize compensation costs related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its statement of operations prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the six month period ended June 30, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Stock based compensation expense recognized for the three month and six month periods ended June 30, 2006 was $46,000 and $51,000, respectively, and was recognized as a component of “Operating Expenses” within in the Condensed Statements of Operations.

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

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The decision to accelerate the vesting of these options is considered to be in the best interest of our stockholders, and was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R). Because of the acceleration of the vesting period of such options, it is anticipated the Company’s non-cash compensation expense related to these options will be reduced by approximately $890,000 (pre-tax) over fiscal years 2006 through 2009, based on estimated value as calculated using the Black-Scholes methodology.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP”). The FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in the FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of the FSP to evaluate its available transition alternative and make its one-time election. The FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional paid-in capital pool described in the FSP.

Pro forma information regarding net income and earnings per share for 2005 and prior is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The Company utilized the intrinsic value-based method for accounting for employee stock options or similar equity instruments in 2005 and prior; therefore, the Company did not record any compensation cost in the Condensed Statements of Operations for stock-based employee compensation awards.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma income (loss) and earnings (loss) per share are as follows for the comparative periods:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss), as reported	$52,000	$(38,000)	$(466,000)	$208,000
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	—	(147,000)	—	(207,000)

Net income (loss), pro forma	$52,000	$(185,000)	$(466,000)	$1,000

Basic earnings (loss) per common share:
As reported	$0.01	$(0.01)	$(0.08)	$0.04
Pro forma	$0.01	$(0.03)	$(0.08)	$—
Diluted earnings (loss) per common share:
As reported	$0.01	$(0.01)	$(0.08)	$0.03
Pro forma	$0.01	$(0.03)	$(0.08)	$—

Recently issued accounting pronouncement - In June 2006, the FASB issued FASB Interpretation No. 48 ”Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of its adoption on its financial position or results of operations.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3. Consolidation of Facilities

On June 2, 2006, the Company announced an operational improvement plan (the “Plan”) to upgrade its headquarters facility in Groveport, Ohio, open a warehouse and logistics facility in Groveport, Ohio, and consolidate the Company’s Los Angeles, California operations into the Groveport, Ohio facilities. The Company will invest approximately $400,000 in 2006 to increase and improve its production, warehouse and logistics capabilities in Ohio, and expense approximately $1,600,000 to consolidate its production in Groveport. These actions are being taken to improve the Company’s operating results and to optimize long-term returns for the Company’s shareholders. Annual savings in excess of $1,600,000 are expected once the Plan is completed.

The Company estimates it will incur $225,000 in one-time termination benefits with associates to be expensed ratably over the remaining service period for the associates, primarily in the third quarter of 2006. The estimated lease contract termination costs are $1,000,000, which should be incurred in fiscal 2006. The timing of finding a tenant and vacating the Los Angeles facility could alter the estimated lease contract termination costs and the period in which it is recorded. All other associated costs with the closure of the Los Angeles facility, including travel, training, and relocation of associates and production lines, are estimated to be approximately $375,000 and will be recognized as incurred, with most of the costs anticipated to be in the third quarter of 2006.

The Company has recorded $68,000 primarily for a portion of the termination benefits mentioned above. The amount was recognized as a component of “Operating Expenses” within in the Condensed Statements of Operations.

Note 4. Debt

As of June 30, 2006, the Company had a bank line of credit (the “Line”) with KeyBank National Association (“KeyBank”), with a limit of $11,000,000 and bearing monthly interest payments at the prime rate. The prime rate was 8.25% on June 30, 2006. The Line is due and renewable by May 15, 2007. As of June 30, 2006 and December 31, 2005, the outstanding balance on the Line was $7,417,000 and $9,336,000, respectively.

The Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. The amount available under the Line is subject to borrowing base restrictions as outlined in the agreement. The maximum availability on the Line as of June 30, 2006 was $11,000,000, with an unused capacity of $3,583,000. On June 23, 2006, the Company amended the Line to extend the Total Debt to Tangible Net Worth Ratio covenant at a maximum of 3.0 to 1.0 through the three month period ended September 30, 2006. As of June 30, 2006, the Company was in compliance with the covenants on the Line.

On June 23, 2006, the Company entered into a $2,000,000 90-day loan with KeyBank (the “Note”) bearing interest at 7.81%, with a maturity date of September 21, 2006. The proceeds were used to pay down the Line, thereby increasing the Line’s availability to fund working capital needs.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 6. Stock Options

The Company adopted the Pinnacle Data Systems, Inc. 1995 Stock Option Plan on December 19, 1995 (the “1995 Plan”). On May 5, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1995 Plan.

The stock option activity and weighted average exercise prices for the six month periods ended June 30, 2006 and 2005 were as follows:

	2006		2005
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	2,118,900	$2.54	1,526,950	$2.00
Granted	610,000	$3.11	701,000	$3.07
Exercised	(340,250)	$1.91	(241,250)	$1.36
Forfeited	(1,200)	$3.88	(11,300)	$3.78

Outstanding at June 30	2,387,450	$2.77	1,975,400	$2.45

Exercise price range of options outstanding	$0.75 to $5.25		$0.63 to $5.25

The stock options granted in 2006 were granted under the 2005 Plan. The fair value of the stock options was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the six month periods ended June 30, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate	5.0%	4.2%
Dividend yield	0.0%	0.0%
Volatility factor	77.8%	75.5%
Weighted average expected life in years	6.5	7.0

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The options granted during the six month period ended June 30, 2006 and June 30, 2005 had a weighted-average fair value of $2.41 and $2.05, respectively.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent shares (“EPS”) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three month period ended June 30, 2005 and the six month period ended June 30, 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the periods noted above.

The following table presents a reconciliation from basic EPS to diluted EPS for the three month and six month periods ended June 30, 2006 and June 30, 2005.

	Three Month Period Ended		Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$52,000	$(38,000)	$(466,000)	$208,000
Determination of common shares:
Average common shares outstanding	6,237,362	5,833,753	6,150,305	5,780,083
Assumed converions of dilutive stock options	274,403	—	—	492,831

Diluted average common shares outstanding	6,511,765	5,833,753	6,150,305	6,272,914

Basic earnings (loss) per common share:	$0.01	$(0.01)	$(0.08)	$0.04
Diluted earnings (loss) per common share:	$0.01	$(0.01)	$(0.08)	$0.03

Note 8. Operating Segments

The Company’s reportable segments are Product and Service. A description of the segments may be found in Item 1 of the Company’s Form 10-KSB for December 31, 2005, which includes a discussion of principle markets and distribution. The column noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, and include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Service segments and its effectiveness to cover the other administrative expenses of the Company. Segment information for the three month and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales
Product	$16,840,000	$4,998,000	$29,248,000	$10,303,000
Services	2,454,000	1,946,000	5,004,000	4,134,000

Total sales	$19,294,000	$6,944,000	$34,252,000	$14,437,000

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	Three Month Period Ended		Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gross profit
Product	$3,006,000	$612,000	$4,362,000	$1,434,000
Services	1,422,000	1,032,000	2,893,000	2,232,000

Total gross profit	$4,428,000	$1,644,000	$7,255,000	$3,666,000

Income (loss) from operations
Product	$1,650,000	$(35,000)	$1,859,000	$190,000
Services	1,129,000	802,000	2,251,000	1,783,000
Other	(2,526,000)	(797,000)	(4,557,000)	(1,578,000)

Total income (loss) from operations	$253,000	$(30,000)	$(447,000)	$395,000

Segment information at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
Total assets
Product	$20,286,000	$19,713,000
Services	3,187,000	2,121,000
Other	2,768,000	2,585,000

Total assets	$26,241,000	$24,419,000

Note 9. Pro-forma Combined Statement of Operations

On August 15, 2005, the Company acquired all the assets and certain liabilities of GNP. The results of the operations of GNP subsequent to August 15, 2005 are included in the Company’s Condensed Statements of Operations.

The accompanying unaudited pro forma combined condensed statements of operations are based on the historical financial statements of the Company and GNP after giving effect to the acquisition by the Company, and include an adjustment to decrease depreciation expense as affected by the fair value of acquired property and equipment. The pro forma data is presented for informational purposes only and may not necessarily reflect future results of operations or results of operations should the Company and GNP been operating as combined entities for the periods presented.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The unaudited pro forma combined condensed statements of operations for the three month and six month ended June 30, 2005 as if the acquisition of GNP had occurred on January 1, 2005 are as follows.

	Three Month Period Ended	Six Month Period Ended
	June 30, 2005	June 30, 2005
Sales
Pinnacle Data Systems, Inc.	$6,944	$14,437
GNP	6,413	11,927

Total sales	$13,357	$26,364

Net (Loss) Income
Pinnacle Data Systems, Inc.	$(38)	$208
GNP	(1,080)	(2,229)
Adjustment	50	115

Net loss	$(1,068)	$(1,906)

Pinnacle Data Systems, Inc., as reported
Basic (loss) earnings per common share	$(0.01)	$0.04
Diluted (loss) earnings per common share	$(0.01)	$0.03
Pro forma
Basic/diluted loss per common share	$(0.18)	$(0.33)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding sales expectations for the remainder of the 2006 fiscal year and annual savings relating to the Company’s operational improvement plan. The words “believe,” “expect,” “anticipate,” “estimate,” “project”, “plan,” “intend”, “should” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in the specific markets for our products and services, changes in customer order patterns from their historic patterns, changes in our business or our relationship with major technology partners, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, and risks associated with our new business practices, processes and information systems. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-KSB.

EXECUTIVE OVERVIEW

Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of the Company’s customer base that includes world-leading Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ products speed to market and engineered product life while decreasing overall costs to develop, deploy and service their products.

The Company’s business strategy is to collaborate with the world’s leading OEMs and ISVs by managing the critical business activities required to successfully deploy information technology (“IT”) solutions. The Company’s approach includes redefining the outsourced IT solution for OEMs that embed information technologies and ISVs who distribute their software on information technology hardware by offering comprehensive, global, and information-laden solutions to fill critical supply-chain, engineering, and logistics needs, and differentiating the Company’s offerings from other market choices through tangible value propositions based on collaborative execution and business intelligence deliverables. Unlike Tier 1 contract manufacturers, on volumes typically below the desired levels of those manufacturers, the Company’s engineers collaborate with the customer’s engineers on the complex design, engineering and prototyping of customized computers, and then purchase, assemble, test and ship those systems to meet the customer’s needs. Unlike Tier 3 regional solutions providers, the Company provides a full set of services spanning, and even extending, the lifecycle of the technology solutions it provides and does so through a global infrastructure to minimize transportation costs and improve service to its global customers. In the emerging Tier 2 of the industry, the Company specializes in custom products with high complexity and moderate volume that requires global in-region distribution and support services.

On August 12, 2005, the Company entered into an asset purchase agreement with GNP Computers, Inc. (“GNP”) and GNP’s principal shareholder in which the Company acquired all of the assets and assumed certain liabilities of GNP (the “2005 acquisition”). The 2005 acquisition was consummated on August 15, 2005. The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory.

The 2005 acquisition was immediately accretive due to the fact that the leased square footage of the acquired facility and the number of employees were significantly reduced immediately prior to the transaction, thereby improving the cost structure of the operation, and because there was a significant backlog of orders that could not be fulfilled prior to the acquisition due to a lack of financing. None of the acquired customers was under contractual obligation to GNP to meet minimum order quantities before the 2005 acquisition, nor do any of the acquired customers currently have any such obligations with the Company. Therefore, customers may stop placing orders at any time. However based on the Company’s current relationships with the customer base, the Company has had no indication that any customer will discontinue business.

The liabilities assumed upon the 2005 acquisition consisted of a $2.3 million asset-based line of credit, payables, and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the 2005 acquisition, the Company paid off the asset-based line of credit. In order to facilitate the 2005 acquisition, on August 9, 2005, the Company increased the asset-based line of credit with KeyBank to $11 million from $6 million.

The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long-term debt was assumed or incurred. The results of the operations of the GNP operation subsequent to August 15, 2005 are included in the Company’s Condensed Statements of Operations.

Because of the 2005 acquisition and the expected organic growth of the combined organizations, the Company anticipates another record year of sales in 2006. Further integration of the two businesses and infrastructure development for future growth potential will occur simultaneously throughout the year. The Company plans to spend $1 million or more on information technology and systems to integrate the businesses and build a platform for future growth, with approximately half of that amount being capitalized as fixed assets.

On June 2, 2006, the Company announced an operational improvement plan (the “Plan”) to upgrade its headquarters facility in Groveport, Ohio, open a warehouse and logistics facility in Groveport, Ohio, and consolidate the Company’s Los Angeles, California operations into the Groveport, Ohio facilities. The Company will invest approximately $0.4 million in 2006 to increase and improve its production, warehouse and logistics capabilities in Ohio, and expense approximately $1.6 million to consolidate its production in Groveport. These actions are being taken to improve the Company’s operating results and to optimize long-term returns for the Company’s shareholders. Annual savings in excess of $1.6 million are expected once the Plan is completed.

The Company estimates it will incur $0.2 million in one-time termination benefits with associates to be expensed ratably over the remaining service period for the associates, primarily in the third quarter of 2006. The estimated lease contract termination costs are $1.0 million, which should be incurred in fiscal 2006. All other associated costs with the closure of the Los Angeles facility, including travel, training, and relocation of associates and production lines, are estimated to be approximately $0.4 million and will be recognized as incurred, with most of the costs anticipated to be in the third quarter of 2006.

In addition, the Company will continue to evaluate viable acquisition opportunities that meet the Company’s established criteria, which include strategic fit, complementary, additive or synergistic to the Company’s business, and projected accretive performance within less than a year. However, the Company is not currently planning any major acquisitions before the first quarter of 2007.

DISCUSSION AND ANALYSIS ON OPERATING RESULTS

The following is a discussion and analyses of the financial condition and results of operations for the three month and six month periods ended June 30, 2006 and June 30, 2005 of the Company. The following discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

SALES

Sales for the three month and six month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Month Period Ended			Six Month Period Ended
($ in thousands)	June 30, 2006	June 30, 2005	% Change	June 30, 2006	June 30, 2005	% Change
Total sales	$19,294	$6,944	178%	$34,252	$14,437	137%
Product	$16,840	$4,998	237%	$29,248	$10,303	184%
Services	$2,454	$1,946	26%	$5,004	$4,134	21%

The sales for the three month period ended June 30, 2006 were a record $19.3 million compared to $6.9 million for the three month period ended June 30, 2005, an increase of 178%. The product sales totaled $16.8 million in the three month period ended June 30, 2006 compared to $5.0 million in three month period ended June 30, 2005, an increase of 237%. The services sales totaled $2.5 million in the three month period ended June 30, 2006 compared to $1.9 million in the three month period ended June 30, 2005, an increase of 26%.

For the six month period ended June 30, 2006, sales were $34.2 million compared to $14.4 million in the six month period ended June 30, 2005, an increase of 137%. The product sales totaled $29.2 million in the six month period ended June 30, 2006 compared to $10.3 million in the six month period ended June 30, 2005, an increase of 184%. The services sales totaled $5.0 million in the six month period ended June 30, 2006 compared to $4.1 million in the six month period ended June 30, 2005, an increase of 21%.

The increase in sales for the current year was primarily attributable to the 2005 acquisition coupled with significant organic growth in programs with existing customers. As discussed in the Executive Overview of this section, the Company expects annual record sales in 2006 due to the 2005 acquisition and other organic growth through existing customers.

For the six month period ended June 30, 2006, the Company had two customers that generated revenues of approximately $8.5 million and $3.4 million of total revenue, or 23% and 10% respectively. In the Condensed Statements of Operations, the revenues from the two customers were included in product sales. In addition, these two customers represented 19% and 10% of accounts receivable at June 30, 2006, respectively.

GROSS PROFIT

Gross profit for the three month and six month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Month Period Ended			Six Month Period Ended
($ in thousands)	June 30, 2006	June 30, 2005	% Change	June 30, 2006	June 30, 2005	% Change
Total gross profit	$4,428	$1,644	169%	$7,255	$3,666	98%
Product	$3,006	$612	391%	$4,362	$1,434	204%
Services	$1,422	$1,032	38%	$2,893	$2,232	30%

The gross profit margin percentages for the three month and six month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total gross profit	23%	24%	21%	25%
Product	18%	12%	15%	14%
Services	58%	53%	58%	54%

The gross profit for the three month period ended June 30, 2006 was $4.4 million compared to $1.6 million for the three month period ended June 30, 2005, an increase of 169%. The product gross profit totaled $3.0 million in the three month period ended June 30, 2006 compared to $0.6 million in the three month period ended June 30, 2005, an increase of 391%. The services gross profit totaled $1.4 million in the three month period ended June 30, 2006 compared to $1.0 million in the three month period ended June 30, 2005, an increase of 38%.

For the six month period ended June 30, 2006, gross profit was $7.3 million compared to $3.7 million in the six month period ended June 30, 2005, a 98% increase. The product gross profit totaled $4.4 million in the six month period ended June 30, 2006 compared to $1.4 million in the six month period ended June 30, 2005, an increase of 204%. The services gross profit totaled $2.9 million in the six month period ended June 30, 2006 compared to $2.2 million in the six month period ended June 30, 2005, an increase of 30%.

The Company expects the gross profit dollars to increase because of the expected increase in sales from the increased customer base acquired in the 2005 acquisition and organic growth of existing customer. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict gross margin results for the future revenues.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative expense and interest expenses for the three month and six month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Month Period Ended			Six Month Period Ended
($ in thousands)	June 30, 2006	June 30, 2005	% Change	June 30, 2006	June 30, 2005	% Change
Operating expenses	$4,175	$1,674	149%	$7,702	$3,271	135%
Interest expenses	166	33	403%	330	61	441%

Total expense	$4,341	$1,707	154%	$8,032	$3,332	141%

Operating expense for the three month period ended June 30, 2006 was $4.2 million compared to $1.7 million for the three month period ended June 30, 2005, an increase of 149%. For the six month period ended June 30, 2006, operating expense was $7.7 million compared to $3.3 million in the six month period ended June 30, 2005, an increase of 135%. The increase in operating expense was primarily due to the additional costs associated with, and in support of, the business of the 2005 acquisition. Operating expenses for three month period ended June 30, 2006 also included two special items, which totaled approximately $0.5 million.

One of the Company’s customers, Silicon Graphics, Inc. (“SGI”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on May 8, 2006. The Company has determined that as of June 30, 2006, a portion of the outstanding accounts receivable related to the repair service agreement with SGI is impaired. Therefore, the Company incurred expenses of $0.5 million concerning a reserve for outstanding receivables and related legal services during the three month period ended June 30, 2006. In addition, the Company incurred $68,000 of incremental expenses in the three month period ended June 30, 2006, primarily for severance costs related to the consolidation of production facilities for the Plan.

In addition, in the six month period ended June 30, 2006, operating expenses included a one-time charge of approximately $0.4 million for severance expenses related primarily for the resignation of the Company’s former President and Chief Operating Officer.

Operating expenses as a percentage of sales for the three month periods ended June 30, 2006 and 2005 were 22% and 24%, respectively, and for the six month periods ended June 30, 2006 and 2005 were 22% and 23%, respectively. On a pro forma basis excluding special items totaling $0.5 million for the three month period ended June 30, 2006 and $0.9 million for the six month period ended June 30, 2006, operating expenses were $3.6 million, or 19% of sales, and $6.8 million, or 20% of sales, respectively.

As stated in the Overview section, the Company intends to spend $1 million or more on information technology and systems to integrate the businesses and build a platform for future growth, with approximately half of that amount being capitalized as fixed assets.

The increase in interest expense in the three month and six month periods ended June 30, 2006 was due to the use of the Company’s line of credit (the “Line”) to finance the assets and liabilities of the 2005 acquisition, and due to the additional operating cash flow requirements of the business of the 2005 acquisition, and rising interest rates. With the expected growth attributed to the 2005 acquisition and through organic growth, the Company expects interest expense will be higher in the near future as the Line is used to support the additional business opportunities.

INCOME TAXES (BENEFIT) AND NET INCOME (LOSS)

Income taxes (benefit) for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The effective tax rate for 2006 was 40%, compared to 38% in the comparable period of 2005. Income (loss) before taxes, income taxes (benefit) and net income (loss) for the three month and six month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Month Period Ended			Six Month Period Ended
($ in thousands)	June 30, 2006	June 30, 2005	% Change	June 30, 2006	June 30, 2005	% Change
Income (loss) before taxes	$87	$(63)	238%	$(777)	$334	(333%)
Income tax expense (benefit)	35	(25)	240%	(311)	126	(347%)

Net income (loss)	$52	$(38)	237%	$(466)	$208	(324%)

EARNINGS PER SHARE

Earnings per share (“EPS”) for the three month and six month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic earnings (loss) per common share:	$0.01	$(0.01)	$(0.08)	$0.04
Diluted earnings (loss) per common share:	$0.01	$(0.01)	$(0.08)	$0.03
Weighted average number of shares outstanding:
Basic	6,237,362	5,833,753	6,150,305	5,780,083
Diluted	6,511,765	5,833,753	6,150,305	6,272,914

The Company reported net income of $52,000, or $0.01 per diluted share for the three month period ended June 30, 2006 compared to a net loss of $(38,000), or $(0.01) per share for the three month period ended June 30, 2005. For the six month period ended June 30, 2006, the Company reported net loss of $(0.5) million, or $(0.08) per share compared to a net income of $0.2 million, or $0.03 per diluted share for the six month period ended June 30, 2005.

For the three month period ended June 30, 2005 and the six month period ended June 30, 2006, no conversion of common stock equivalents has been assumed in the calculation of earnings per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the periods noted above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended June 30, 2006 and December 31, 2005 were as follows:

($ in thousands)	June 30, 2006	December 31, 2005	% Change
Accounts receivable	$12,312	$12,556	(2%)
Inventory	10,756	9,233	16%
Other current assets	2,117	1,740	22%

Total current assets	$25,185	$23,529	7%

A summary of changes in current liabilities for the periods ended June 30, 2006 and December 31, 2005 were as follows:

($ in thousands)	June 30, 2006	December 31, 2005	% Change
Line of credit	$7,417	$9,336	(21%)
Short-term note	2,000	—	—
Accounts payable	8,129	6,122	33%
Other current liabilities	1,859	2,206	(16%)

Total current liabilities	$19,405	$17,664	10%

During the six month periods ended June 30, 2006 and 2005, the net cash used in operating activities was $1.3 million and $0.5 million, respectively. Net (loss) income for the six month periods ended June 30, 2006 and 2005 as adjusted for the effects of the non-cash items, which include depreciation expense, stock-based compensation expense, accounts receivable reserves and inventory reserves, if applicable, provided cash from operations of $0.4 million and $0.7 million, respectively. Change in the working capital components required a net cash outlay of $1.7 million and $1.1 million for the six month periods ended June 30, 2006 and 2005, respectively. The increase in cash used for the Company’s working capital requirements in the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 is primarily attributable to the additional working capital demands of the business acquired in 2005. In addition, the Company has had additional cash outlay relative to its growth in sales and to the Plan for renovations at the Facilities.

The net cash used in investing activities was $0.4 million and $0.2 million for the six month period ended June 30, 2006 and 2005, respectively. The Company’s use of cash was for the purchase of equipment, including computer equipment and leasehold improvements in the six month period ended June 30, 2006 and computer equipment and software in the six month period ended June 30, 2005.

During the six month period ended June 30, 2006 and 2005, the net cash provided by financing activities was $1.6 million and $0.7 million, respectively. In the six month period ended June 30, 2006, net cash provided by financing activities included proceeds from the short term note of $2.0 million, $1.0 million of outstanding checks to be applied against the Line, and $0.5 million from the exercise of stock options, offset by the pay down of the line of credit by $2.0 million.

On June 23, 2006, the Company entered into a $2.0 million 90-day loan with KeyBank (the “Note”) bearing interest at 7.81%, with a maturity date of September 21, 2006. The proceeds were used to pay down the Line, thereby increasing the Line’s availability to fund working capital needs.

The Line, which is the Company’s primary source of operational and non-operational funding, is maintained with KeyBank and is a revolving credit facility collateralized by a blanket lien on the Company’s assets. The amount available under the Line is subject to borrowing base restrictions and other financial covenants as outlined in the agreement. The agreement restricts the payments of cash dividends that would cause violations of the loan covenants.

The aforementioned borrowing base on the Line is calculated as 85% of eligible accounts receivable and 50% of inventory value, net of reserves. The Line has an overall limit of $11.0 million as well as a sub-limit of $5.5 million that is collateralized by inventory. This calculation represents the maximum amount that can be drawn on the Line.

On August 9, 2005 in anticipation of the Company’s 2005 acquisition, the terms of the Line were amended to reflect the borrowing needs and the Company’s credit risk as determined by KeyBank. The amount available under the Line was increased to $11 million from $6 million, and is due and renewable by May 15, 2007. The balance on the Line at June 30, 2006 and December 31, 2005 was $7.4 million and $9.3 million, respectively. The available borrowing base on both dates was $11.0 million, with an unused capacity of $3.6 million and $1.7 million on June 30, 2006 and December 31, 2005, respectively. To accommodate the additional debt assumed in the 2005 acquisition, on December 29, 2005, the Total Debt to Tangible Net Worth Ratio on the Line was increased to a maximum of 3.0 to 1.0 from 2.0 to 1.0. The ratio maximum was to become 2.5 to 1.0 for the quarter ended June 30, 2006. On June 23, 2006, the Company amended the Line and extended the Total Debt to Tangible Net Worth Ratio covenant to a maximum of 3.0 to 1.0 through the quarter ending September 30, 2006. The ratio maximum will become 2.5 to 1.0 for the quarter ending December 31, 2006. The Company was in compliance with the covenants on June 30, 2006.

The Company’s ability to meet the terms and covenants of the Line and Note will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet the terms and covenants of the Line and Note.

Additional financing may be required to support the future growth plans of the Company. The future growth plans of the Company include an acquisition strategy that may include acquiring companies that are in a similar or complementary business as the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by the shareholders. The issuance of these noted shares require the approval of the Board of Directors. The Company is evaluating acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. The acquisition targets may provide large OEM customer relationships that have a potential for additional business through the synergies of the combined company (which may not be attainable by either company on their own); and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements with any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

At any given point in time in the normal course of business, the Company has numerous outstanding purchase orders with vendors to purchase inventory for use in the products that are sold to the Company’s customers or are used in performing repair services for the Company’s customers. Such orders are not recorded as liabilities in the balance sheet until the material is placed on a common carrier or delivered to the Company’s facilities, depending on terms of the arrangement. The Company has no minimum purchase quantity requirements with any of its vendors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Financial Statements and accompanying Notes. Note 1 to the Financial Statements in the Annual Report on the Company’s most recent Form 10-KSB describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

For product sales, the Company recognizes revenue upon transference of the title of the products to the customer. For repair sales, the Company recognizes revenue upon completion of the repair work and either the repaired item is shipped to the customer or, in the programs in which the Company manages the customer’s inventory at the Company’s site, the repaired item is placed with other customer-owned finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, the Company recognizes revenue over the fiscal periods covered by the billing on a pro-rata basis. The revenues for the Company’s inventory and logistics management programs are billed and recognized monthly in the month in which the services are being provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage-of-completion basis.

The allowance for doubtful accounts is based on the Company’s assessment of the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimates of the recoverability could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for the products or there is a higher risk of inventory obsolescence because of rapidly changing technology, implementation of materials’ standards, and customer requirements, the Company may be required to increase the inventory allowances, which would adversely affect gross margins and the profitability of the Company.

The Company recognizes costs associated with the plant consolidation as discussed in Note 3 to the Condensed Financial Statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation will be recognized and measured at its fair value in the period in which the liability is incurred. The one-time termination benefits for the terminated associates will be ratably expensed over the remaining service period of the associates.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) provides several options regarding its adoption. The Company used the intrinsic value-based method through 2005.

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

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on the Company’s common stock, therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date.

Various estimates were used in recording the value of the assets and assumption of the liabilities from the 2005 acquisition. Exact amounts of future payments for items such as GNP taxes, interest and penalties, and for professional fees are not yet known, but are contractually capped in the Asset Purchase Agreement of August 12, 2005. The exact amounts actually paid may be different from the estimates used in recording the transaction. Approximately $0.3 million of estimated assumed liabilities were reduced in the fourth quarter of 2005, and included as a reduction of operating expenses of that amount in that quarter.

In June 2006, the FASB issued FASB Interpretation No. 48 ”Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of its adoption on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not engage in commodity trading activities and does not enter into derivative financial instruments for speculative trading purposes. The Company also does not engage in transactions in foreign currencies that would expose the Company to additional market risk. In the normal course of business, the Company’s operations are exposed to interest rate risk. The primary interest rate risk exposure relates to (i) the ability to refinance the line of credit at market rates, and (ii) the impact of interest rate movements on the ability to meet interest expense requirements and financial covenants under the Company’s debt instruments.

As of June 30, 2006, the Company had outstanding borrowings of $7.4 million on the Line and $2.0 million on the Note. The Line requires monthly interest payments at prime, which was 8.25% at June 30, 2006. The Note requires monthly interest payment at an interest rate of 7.81%. A 1% increase in the interest rate would result in an additional annual expense of approximately $94,000 on the current outstanding balance.

Item 4.	Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer as of the Evaluation Date, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

The annual meeting of the shareholders was held on May 4, 2006. Of the 6,150,656 shares entitled to vote at the meeting, 5,765,031 shares were voted. The results were as follows:

Proposal number 1 – Elections of Directors (Term expiring in the year 2008)

	For	Withhold
John D. Bair	5,416,031	349,000
Thomas M. O’Leary	5,612,231	152,800
Michael R. Sayre	5,411,931	353,100

Directors Carl J. Aschinger, Jr. and Hugh C. Cathey continued in office with terms ending in 2007.

Item 6.	Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2006	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2006	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2006	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2006	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: August 11, 2006	/s/ Michael R. Sayre
Michael Sayre, Chief Executive Officer

Date: August 11, 2006	/s/ George A. Troutman
George A. Troutman, Chief Financial Officer