Form 10-Q
period 2006-09-30
PINNACLE DATA SYSTEMS INC
filed 2006-11-14
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 14, 2006, the Issuer had outstanding 6,361,448 common shares without par value, which is the Issuer’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE DATA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$82,000	$486,000
Accounts receivable, net of allowance for doubtful accounts of $327,000 and $70,000, respectively	11,410,000	12,556,000
Inventory, net	13,442,000	9,233,000
Prepaid expenses	624,000	421,000
Income taxes receivable	1,668,000	—
Deferred income taxes	833,000	833,000

Total current assets	28,059,000	23,529,000

PROPERTY AND EQUIPMENT
Leasehold improvements	470,000	329,000
Furniture and fixtures	390,000	389,000
Computer equipment and related software	3,112,000	2,715,000
Shop equipment	628,000	599,000

Total property and equipment, cost	4,600,000	4,032,000
Less accumulated depreciation and amortization	(3,550,000)	(3,250,000)

Total property and equipment, net	1,050,000	782,000

OTHER ASSETS	112,000	108,000

TOTAL ASSETS	$29,221,000	$24,419,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$6,256,000	$9,336,000
Short-term note	4,000,000	—
Accounts payable	9,817,000	6,122,000
Accrued expenses:
Wages, payroll taxes and benefits	1,026,000	978,000
Other	1,129,000	653,000
Income taxes	—	366,000
Unearned revenue	748,000	209,000

Total current liabilities	22,976,000	17,664,000

LONG-TERM LIABILITIES
Deferred income taxes	63,000	63,000
Accrued other	667,000	—

Total long-term liabilities	730,000	63,000

TOTAL LIABILITIES	23,706,000	17,727,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,306,948 and 5,985,356 shares issued and outstanding, respectively	3,320,000	2,755,000
Additional paid-in capital	876,000	754,000
Retained earnings	1,319,000	3,183,000

Total stockholders’ equity	5,515,000	6,692,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,221,000	$24,419,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For Three Month Period Ended		For Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)		(Unaudited)
SALES
Product sales	$12,521,000	$11,736,000	$41,769,000	$22,040,000
Service sales	2,874,000	2,534,000	7,878,000	6,668,000

Total sales	15,395,000	14,270,000	49,647,000	28,708,000

COST OF SALES
Product sales	11,517,000	10,208,000	36,403,000	19,077,000
Service sales	1,477,000	970,000	3,588,000	2,872,000

Total cost of sales	12,994,000	11,178,000	39,991,000	21,949,000

GROSS PROFIT	2,401,000	3,092,000	9,656,000	6,759,000
OPERATING EXPENSES	4,802,000	2,464,000	12,504,000	5,735,000

(LOSS) INCOME FROM OPERATIONS	(2,401,000)	628,000	(2,848,000)	1,024,000

OTHER EXPENSE
Interest expense	221,000	87,000	551,000	148,000

(LOSS) INCOME BEFORE INCOME TAXES	(2,622,000)	541,000	(3,399,000)	876,000
INCOME TAX (BENEFIT) EXPENSE	(1,224,000)	202,000	(1,535,000)	328,000

NET (LOSS) INCOME	$(1,398,000)	$339,000	$(1,864,000)	$548,000

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.22)	$0.06	$(0.30)	$0.09

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.22)	$0.05	$(0.30)	$0.09

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Month Period Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,864,000)	$548,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	300,000	369,000
Stock-based compensation expense	122,000	—
Provision for doubtful accounts	248,000	10,000
Inventory reserves	—	284,000
(Increase)/decrease in assets:
Accounts receivable	898,000	(2,927,000)
Inventory	(4,210,000)	(1,085,000)
Prepaid expenses and other assets	(206,000)	29,000
Income taxes receivable	(1,668,000)	215,000
Increase (decrease) in liabilities:
Accounts payable	2,927,000	(1,730,000)
Accrued expenses and taxes	825,000	(70,000)
Unearned revenue	539,000	58,000

Total adjustments	(225,000)	(4,847,000)

Net cash used in operating activities	(2,089,000)	(4,299,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(568,000)	(214,000)
Proceeds from acquisition	—	125,000

Net cash used in investing activities	(568,000)	(89,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from line of credit	(3,080,000)	5,478,000
Proceeds from short-term note	4,000,000	—
Outstanding checks in excess of funds on deposit	768,000	863,000
Proceeds from stock options exercised	565,000	472,000
Payment of debt assumed in acquisition	—	(2,281,000)
Principal payments on capital lease obligation	—	(6,000)

Net cash provided by financing activities	2,253,000	4,526,000

(DECREASE) INCREASE IN CASH	(404,000)	138,000
Cash at beginning of period	486,000	15,000

Cash at end of period	$82,000	$153,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Month Period Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$527,000	$119,000

Income taxes paid, net of refunds	$457,000	$110,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Inventory capitalized as computer equipment	$—	$2,000

Income tax benefit from stock option plans credited to additional paid-in-capital	$—	$194,000

Assets and liabilities assumed in acquisition:
Accounts receivable		$3,818,000
Inventory		4,456,000
Prepaid expenses		104,000
Computer equipment		53,000
Other assets		157,000

Total assets		$8,588,000

Accounts payable		$4,580,000
Wages, payroll taxes and benefits		564,000
Other accrued expenses		1,110,000
Unearned revenue		178,000
Other debt		2,281,000

Total liabilities		$8,713,000

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

Note 2. Summary of Significant Accounting Policies

The balance sheet as of September 30, 2006 and the statements of operations and cash flows for the three month and nine month periods ended September 30, 2006 and September 30, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, statements of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 annual report on Form 10-KSB. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results for the full year.

Inventories - Inventories are valued at average cost, not in excess of market. Inventory at September 30, 2006 and December 31, 2005 was comprised of the following (net of inventory reserves):

	September 30, 2006	December 31, 2005
Component parts (raw materials)	$9,148,000	$6,849,000
Work-in-process	2,273,000	1,075,000
Finished goods	2,021,000	1,309,000

	$13,442,000	$9,233,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. Should demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At September 30, 2006 and December 31, 2005, the Company provided a reserve of approximately $2,732,000 to reduce the carrying value of inventory.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Allowance for doubtful accounts - The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment.

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it had reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2006, the Company determined that a portion of the outstanding accounts receivable balance may be uncollectible, and recorded a $453,000 reserve against the SGI outstanding accounts receivable balance. On September 6, 2006, the Company executed an Assumption and Cure Agreement (the “Cure Agreement”) with SGI whereby SGI will pay the Company 70% of the Company’s pre-petition claims on outstanding receivables, or $437,000. Subsequent to the quarter ended September 30, 2006, the Company received the settlement from the Cure Agreement. The Company recorded a ($265,000) recovery of the account receivable reserve, which leaves a net charge of $187,000 against the SGI outstanding receivables for the nine month period ended September 30, 2006. The after tax effect of this change in estimate was $140,000, or $0.02 per share, on the three month period ended September 30, 2006.

Plant consolidation costs – The Company recognizes costs associated with the plant consolidation as discussed in Note 3 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation will be recognized and measured at its fair value in the period in which the liability is incurred. The one-time termination benefits for the terminated associates will be ratably expensed over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which has no future economic benefit to the Company, will be recognized and measured at its fair value in the period the Company ceases to use the facility for its intended use.

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

The Company did not recognize compensation costs related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its statement of operations prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the nine month period ended September 30, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Stock based compensation expense recognized for the three month and nine month periods ended September 30, 2006 was $71,000 and $122,000, respectively, and was recognized as a component of “Operating Expenses” within in the Condensed Statements of Operations.

On November 10, 2005, and effective November 17, 2005, the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company under various stock option plans. Because of this action, options to purchase approximately 1,186,000 shares of our common stock that would otherwise have vested over the next one to four years became fully vested.

The decision to accelerate the vesting of these options is considered to be in the best interest of the Company’s stockholders, and was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R). Because of the acceleration of the vesting period of such options, it is anticipated the Company’s non-cash compensation expense related to these options will be reduced by approximately $890,000 (pre-tax) over fiscal years 2006 through 2009, based on estimated value as calculated using the Black-Scholes methodology.

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

Pro forma information regarding net income (loss) and earnings (loss) per share for 2005 and prior is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The Company utilized the intrinsic value-based method for accounting for employee stock options or similar equity instruments in 2005 and prior; therefore, the Company did not record any compensation cost in the statements of operations for stock-based employee compensation awards.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma income (loss) and earnings (loss) per share are as follows for the comparative periods:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss), as reported	$(1,398,000)	$339,000	$(1,864,000)	$548,000
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	—	(266,000)	—	(473,000)

Net income (loss), pro forma	$(1,398,000)	$73,000	$(1,864,000)	$75,000

Basic earnings (loss) per common share:
As reported	$(0.22)	$0.06	$(0.30)	$0.09
Pro forma	$(0.22)	$0.01	$(0.30)	$0.01
Diluted earnings (loss) per common share:
As reported	$(0.22)	$0.05	$(0.30)	$0.09
Pro forma	$(0.22)	$0.01	$(0.30)	$0.01

Recently Issued Accounting Pronouncement - In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

Note 3. Consolidation of Facilities

On June 2, 2006, the Company announced an operational improvement plan (the “Plan”) to upgrade its headquarters facility in Groveport, Ohio, open a warehouse and logistics facility in Groveport, Ohio, and consolidate the Company’s Los Angeles, California operations into the Groveport, Ohio facilities. The Company will invest approximately $400,000 in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio, and expense approximately $1,600,000 to consolidate its production in Groveport. These actions are being taken to improve the Company’s operating results and to optimize long-term returns for the Company’s shareholders. Annual savings in excess of $1,600,000 are expected once the Plan is completed.

The Company incurred $1,399,000 and $1,467,000 in the three month and nine month periods ended September 30, 2006, respectively, for costs associated with the Plan. The amounts have been recorded as a component of “Operating Expenses” within

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

in the Condensed Statements of Operations. The costs included; $208,000 for termination and severance benefits for associates, an accrual of $1,150,000 for the estimated outstanding lease costs for the facility in Los Angeles, California that provides no future economic benefit to the Company, and $109,000 for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant and vacating the Los Angeles facility could alter the estimated lease contract termination costs. Additional lease termination costs for the Company’s pro-rata share of broker fees and tenant improvements, net of rent adjustments, may create additional charges in future periods, which cannot be estimated at this time. The Company expects to incur additional pre-tax charges for termination and severance benefits and transportation costs of approximately $150,000 in the fourth quarter of 2006.

The following table summarizes the accrued expenses associated with the Plan during the nine month period ended September 30, 2006:

	Severance and Termination Benefits	Abandoned Facility	Travel, Training and Relocation Costs	Total
Accrual as of January 1, 2006	$—	$—	$—	$—
Charges to operating expense	208,000	1,150,000	109,000	1,467,000
Cash utilization	(151,000)	—	(109,000)	(260,000)

Accrual as of September 30, 2006	$57,000	$1,150,000	$—	$1,207,000

Accrual as of September 30, 2006
Current portion of accrual	$57,000	$596,000	$—	$653,000

Long term portion of accrual	$—	$554,000	$—	$554,000

Note 4. Debt

On September 29, 2006, the Company entered into a Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note (the “Amendment”) with KeyBank National Association (“KeyBank”). The Amendment extended the maturity date of the Company’s revolving credit facility (the “Line”) to May 15, 2008 (previously such maturity date was May 15, 2007) and adjusted certain financial covenants. The outstanding balance on the Line bears interest monthly at an annual rate equal to the overnight LIBOR plus 2.45%. The borrowing rate on the Line was 7.7625% on September 30, 2006. As of September 30, 2006 and December 31, 2005, the outstanding balance on the Line was $6,256,000 and $9,336,000, respectively.

The Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. The amount available under the Line is subject to borrowing base restrictions as outlined in the agreement. The maximum availability on the Line as of September 30, 2006 was $11,000,000, with an unused capacity of $4,744,000. As of September 30, 2006, the Company was not in compliance with the Total Debt to Tangible Net Worth and the Operating Cash Flow to Total Fixed Charge Ratio covenants and KeyBank granted a waiver of the covenants for the quarter ended September 30, 2006.

Pursuant to the Amendment, the Company also entered into a term loan with KeyBank, in the principal amount of $4,000,000, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on September 30, 2006. The Term Note has a maturity date of May 15, 2007. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 28, 2006. The proceeds were used to pay the $2,000,000 short-term note entered into on June 23, 2006 and to reduce the outstanding balance on the Line, thereby increasing the Line’s availability to fund working capital needs.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In the three month period ended September 30, 2006, the Company released $175,000 of the December 31, 2005 estimated corporate income tax accrual as the income tax exposure for that period was lower than previously estimated.

Note 6. Stock Options

The Company adopted the Pinnacle Data Systems, Inc. 1995 Stock Option Plan on December 19, 1995 (the “1995 Plan”). On May 5, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1995 Plan.

The stock option activity and weighted average exercise prices for the nine month periods ended September 30, 2006 and 2005 were as follows:

	September 30, 2006		September 30, 2005
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	2,118,900	$2.54	1,526,950	$2.00
Granted	684,000	$3.08	1,023,500	$3.02
Exercised	(372,950)	$1.93	(336,150)	$1.37
Forfeited	(149,350)	$3.01	(64,100)	$3.95

Outstanding at September 30	2,280,600	$2.77	2,150,200	$2.09

Exercise price range of options outstanding	$0.75 to $5.25		$0.63 to $5.25

The stock options granted in 2006 were granted under the 2005 Plan. The fair value of the stock options was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the nine month periods ended September 30, 2006 and 2005 were as follows:

	Nine Month Period Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	5.0%	4.2%
Dividend yield	0.0%	0.0%
Volatility factor	77.8%	71.5%
Weighted average expected life in years	6.4	8.0

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The options granted during the nine month periods ended September 30, 2006 and 2005 had a weighted-average fair value of $2.23 and $2.08, respectively.

Note 7. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent shares (“EPS”) were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. For the three month and nine month periods ended September 30, 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the periods noted above.

The following table presents a reconciliation from basic EPS to diluted EPS for the three month and nine month periods ended September 30, 2006 and September 30, 2005.

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net (loss) income	$(1,398,000)	$339,000	$(1,864,000)	$548,000
Determination of common shares:
Average common shares outstanding	6,297,108	5,940,957	6,199,777	5,834,297
Assumed conversions of dilutive stock options	—	378,592	—	432,599

Diluted average common shares outstanding	6,297,108	6,319,549	6,199,777	6,266,896

Basic (loss) earnings per common share:	$(0.22)	$0.06	$(0.30)	$0.09
Diluted (loss) earnings per common share:	$(0.22)	$0.05	$(0.30)	$0.09

Note 8. Operating Segments

The Company’s reportable segments are Product and Service. A description of the segments may be found in Item 1 of the Company’s Form 10-KSB for December 31, 2005, which includes a discussion of principal markets and distribution. The column noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, and include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Service segments and its effectiveness to cover the other administrative expenses of the Company. Segment information for the three month and nine month periods ended September 30, 2006 and September 30, 2005 was as follows:

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Sales
Product	$12,521,000	$11,736,000	$41,769,000	$22,040,000
Services	2,874,000	2,534,000	7,878,000	6,668,000

Total sales	$15,395,000	$14,270,000	$49,647,000	$28,708,000

Gross profit
Product	$1,004,000	$1,528,000	$5,366,000	$2,963,000
Services	1,397,000	1,564,000	4,290,000	3,796,000

Total gross profit	$2,401,000	$3,092,000	$9,656,000	$6,759,000

Income (loss) from operations
Product	$(314,000)	$365,000	$1,545,000	$555,000
Services	1,031,000	1,290,000	3,282,000	3,074,000
Other	(3,118,000)	(1,027,000)	(7,675,000)	(2,605,000)

Total income (loss) from operations	$(2,401,000)	$628,000	$(2,848,000)	$1,024,000

Segment information at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
Total assets
Product	$20,558,000	$19,713,000
Services	3,981,000	2,121,000
Other	4,682,000	2,585,000

Total assets	$29,221,000	$24,419,000

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

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The unaudited pro forma combined condensed statements of operations for the three month and nine month ended September 30, 2005 as if the acquisition of GNP had occurred on January 1, 2005 are as follows.

	Three Month Period Ended	Nine Month Period Ended
	September 30, 2005	September 30, 2005
Sales
Pinnacle Data Systems, Inc.	$14,270,000	$28,708,000
GNP	3,022,000	14,949,000
Pro forma adjustment	(3,000)	(3,000)

Total sales	$17,289,000	$43,654,000

Net Income
Pinnacle Data Systems, Inc.	$339,000	$548,000
GNP	(149,000)	(2,378,000)
Pro forma adjustment	24,000	139,000

Net income (loss)	$214,000	$(1,691,000)

Pinnacle Data Systems, Inc. as reported
Basic earnings per common share, pro forma	$0.06	$0.09
Diluted earnings per common share, pro forma	$0.05	$0.09

Pro forma
Basic earnings (loss) per common share, pro forma	$0.04	$(0.28)
Diluted earnings (loss) per common share, pro forma	$0.03	$(0.28)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving sequential quarterly sales increases throughout the rest of 2006. The words “believe,” “expect,” “anticipate,” “may,” “plan,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in the specific markets for the Company’s products and services, changes in customer order patterns from their historic patterns, changes in the Company’s business or its relationship with major technology partners, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, and risks associated with the Company’s new business practices, processes and information systems. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-KSB and Quarterly Reports on Forms 10-Q and 10-QSB.

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

The Company’s business strategy is to collaborate with the world’s leading OEMs and ISVs by managing the critical business activities required to successfully deploy information technology (“IT”) solutions. The Company’s approach includes redefining the outsourced IT solution for OEMs that embed information technologies and ISVs who distribute their software on information technology hardware by offering comprehensive, global, and information-laden solutions to fill critical supply-chain, engineering, and logistics needs, and differentiating the Company’s offerings from other market choices through tangible value propositions based on collaborative execution and business intelligence deliverables. Unlike Tier 1 contract manufacturers, on volumes typically below the desired levels of those manufacturers, the Company’s engineers collaborate with the customer’s engineers on the complex design, engineering and prototyping of customized computers, and then purchases, assembles, tests and ships those systems to meet the customer’s needs. Unlike Tier 3 regional solutions providers, the Company provides a full set of services spanning, and even extending, the lifecycle of the technology solutions it provides and does so through a global infrastructure to minimize transportation costs and improve service to its global customers. In the emerging Tier 2 of the industry, the Company specializes in custom products with high complexity and moderate volume that requires global in-region distribution and support services.

On August 15, 2005, the Company acquired all of the assets and assumed certain liabilities of GNP Computers, Inc. (“GNP”) (the “2005 acquisition”). The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory. The 2005 acquisition was immediately accretive to the results of operations as the leased square footage of the acquired facility and the number of employees were significantly reduced immediately prior to the transaction, thereby improving the cost structure of the operation, and because there was a significant backlog of orders that could not be fulfilled prior to the acquisition due to a lack of financing. None of the acquired customers was under contractual obligation to GNP to meet minimum order quantities before the acquisition, nor do any of the acquired customers currently have any such obligations with the Company. Therefore, customers may stop placing orders at any time.

The liabilities assumed upon the acquisition consisted of a $2.3 million asset-based line of credit, payables, and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the 2005 acquisition, the Company paid off the asset-based line of credit. In order to facilitate the 2005 acquisition, on August 9, 2005, the Company increased the asset-based line of credit with KeyBank to $11 million from $6 million.

The market value of the assets was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long-term debt was assumed or incurred. The results of the operations of the GNP operation subsequent to August 15, 2005 are included in the Company’s Condensed Statements of Operations.

Because of the 2005 acquisition and the expected organic growth of the combined organizations, the Company anticipates another record year of sales in 2006. Further integration of the two businesses and infrastructure development for future growth potential will occur simultaneously throughout the year. The Company plans to spend $1 million or more through 2007 on information technology and systems to integrate the businesses and build a platform for future growth, with approximately half of that amount being capitalized as fixed assets.

On June 2, 2006, the Company announced an operational improvement plan (the “Plan”) to upgrade its headquarters facility in Groveport, Ohio, open a warehouse and logistics facility in Groveport, Ohio, and consolidate the Company’s Los Angeles, California operations into the Groveport, Ohio facilities. The Company has invested approximately $0.4 million in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio, and will expense approximately $1.6 million to consolidate its production in Groveport. These actions are being taken to improve the Company’s operating results and to optimize long-term returns for the Company’s shareholders. Annual savings in excess of $1.6 million are expected once the Plan is completed.

The Company has incurred $1.4 million and $1.5 million in the three month and nine month periods ended September 30, 2006, respectively, for costs associated with the Plan. The costs included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Los Angeles, California that provides no future economic benefit to the Company, and $0.1 million for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant and vacating the Los Angeles facility could alter the estimated lease contract termination costs. Additional lease termination costs for the Company’s pro-rata share of broker fees and tenant improvements, net of rent adjustments, may create additional charges in future periods, which cannot be estimated at this time. The Company expects to incur additional pre-tax charges for termination and severance benefits, training and transportation costs of approximately $0.2 million in the fourth quarter of 2006.

In addition, the Company continues to evaluate viable acquisition opportunities that meet the Company’s established criteria, which include strategic fit, complementary, additive, or synergistic to the Company’s business, and projected accretive performance within less than a year.

DISCUSSION AND ANALYSIS ON OPERATING RESULTS

The following is a discussion and analyses of the financial condition and results of operations for the three month and nine month periods ended September 30, 2006 and September 30, 2005 of the Company. The following discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

SALES

Sales for the three month and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

	Three Month Period Ended			Nine Month Period Ended
($ in thousands)	September 30, 2006	September 30, 2005	% Change	September 30, 2006	September 30, 2005	% Change
Total sales	$15,395	$14,270	8%	$49,647	$28,708	73%
Product	$12,521	$11,736	7%	$41,769	$22,040	90%
Services	$2,874	$2,534	13%	$7,878	$6,668	18%

The sales for the three month period ended September 30, 2006 were $15.4 million compared to $14.3 million for the three month period ended September 30, 2005, an increase of 8%. The product sales totaled $12.5 million in the three month period ended September 30, 2006 compared to $11.7 million in three month period ended September 30, 2005, an increase of 7%. The services sales totaled $2.9 million in the three month period ended September 30, 2006 compared to $2.5 million in the three month period ended September 30, 2005, an increase of 13%.

For the nine month period ended September 30, 2006, sales were $49.6 million compared to $28.7 million in the nine month period ended September 30, 2005, an increase of 73%. The product sales totaled $41.8 million in the nine month period ended September 30, 2006 compared to $22.0 million in the nine month period ended September 30, 2005, an increase of 90%. The services sales totaled $7.9 million in the nine month period ended September 30, 2006 compared to $6.7 million in the nine month period ended September 30, 2005, an increase of 18%.

The increase in sales for the current year was primarily attributable to the 2005 acquisition coupled with significant organic growth in programs with existing customers. As discussed in the Executive Overview of this section, the Company expects annual record sales in 2006 due to the 2005 acquisition and other organic growth through existing customers.

For the nine month period ended September 30, 2006, the Company had two customers that generated revenues of approximately $12.2 million and $4.3 million of total revenue, or 25% and 9% respectively. In the statements of operations, the revenues from the two customers were included in product sales. In addition, these two customers represented 18% and 7% of accounts receivable at September 30, 2006, respectively.

GROSS PROFIT

Gross profit for the three month and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

	Three Month Period Ended			Nine Month Period Ended
($ in thousands)	September 30, 2006	September 30, 2005	% Change	September 30, 2006	September 30, 2005	% Change
Total gross profit	$2,401	$3,092	(22)%	$9,656	$6,759	43%
Product	$1,004	$1,528	(34)%	$5,366	$2,963	81%
Services	$1,397	$1,564	(11)%	$4,290	$3,796	13%

The gross profit margin percentages for the three month and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total gross profit	16%	22%	19%	24%
Product	8%	13%	13%	13%
Services	49%	62%	54%	57%

The gross profit for the three month period ended September 30, 2006 was $2.4 million compared to $3.1 million for the three month period ended September 30, 2005, a decrease of 22%. The product gross profit totaled $1.0 million in the three month period ended September 30, 2006 compared to $1.5 million in the three month period ended September 30, 2005, a decrease of 34%. The services gross profit totaled $1.4 million in the three month period ended September 30, 2006 compared to $1.6 million in the three month period ended September 30, 2005, a decrease of 11%.

For the nine month period ended September 30, 2006, gross profit was $9.7 million compared to $6.8 million in the nine month period ended September 30, 2005, an increase of 43%. The product gross profit totaled $5.4 million in the nine month period ended September 30, 2006 compared to $3.0 million in the nine month period ended September 30, 2005, an increase of 81%. The services gross profit totaled $4.3 million in the nine month period ended September 30, 2006 compared to $3.8 million in the nine month period ended September 30, 2005, an increase of 13%.

Gross margin as a percentage of sales on product sales declined to 8% in the three month period ended September 30, 2006 from 13% in the three month period ended September 30, 2005 due to inefficiencies caused by the transition of production from the Los Angeles facility to Columbus, start-up of major new programs and change in mix of products produced. In addition, gross margin as a percentage of sales on service sales declined to 49% in the three month period ended September 30, 2006 from 62% in the three month period ended September 30, 2005. This was due to additional expenses related to redesigning the Columbus facilities for improved scalability, establishing a new logistics hub facility in Columbus, higher volume of non-recurring engineering services, as well as the write-off of certain repair service products and mix of other service revenues.

The Company continues to believe that as sales revenues increase due to the customer base acquired in the 2005 acquisition, through the organic growth of existing customers and other additional business, the results of operations will be positively affected. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict gross margin results for the future revenues.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative expense, and interest expenses for the three month and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

	Three Month Period Ended			Nine Month Period Ended
($ in thousands)	September 30, 2006	September 30, 2005	% Change	September 30, 2006	September 30, 2005	% Change
Operating expenses	$4,802	$2,464	95%	$12,504	$5,735	118%
Interest expenses	221	87	154%	551	148	272%

Total expense	$5,023	$2,551	97%	$13,055	$5,883	122%

Operating expense for the three month period ended September 30, 2006 was $4.8 million compared to $2.5 million for the three month period ended September 30, 2005, an increase of 95%. For the nine month period ended September 30, 2006, operating expense was $12.5 million compared to $5.7 million in the nine month period ended September 30, 2005, an increase of 118%. The increase in operating expense was due to the additional costs associated with, and in support of, the business of the 2005 acquisition. In addition, operating expenses were affected by special one-time charges in the amount $1.1 million and $2.1 million for three month and nine month periods ended September 30, 2006, respectively, as described below.

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it had reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. During the second quarter, the Company determined that a portion of the outstanding accounts receivable balance may be uncollectible, and recorded a $0.5 million reserve against the SGI outstanding accounts receivables. On September 6, 2006, the Company executed an Assumption and Cure Agreement (the “Cure Agreement”) with SGI whereby SGI will pay the Company 70% of the Company’s pre-petition claims on outstanding receivables, or $0.4 million. Subsequent to the quarter ended September 30, 2006, the Company received the settlement from the Cure Agreement. The Company recorded a ($0.3) million recovery of the account receivable reserve, which leaves a net charge of $0.2 million against the SGI outstanding receivables for nine month period ended September 30, 2006. The after tax effect of this change in estimate was $0.2 million or $0.02 per share on the three month period ended September 30, 2006.

In addition, the Company recorded $1.4 million and $1.5 million in the three month and nine month periods ended September 30, 2006, respectively, for costs associated with the Plan. The costs included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Los Angeles, California that provides no future economic benefit to the Company, and $0.1 million for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant and vacating the Los Angeles facility could alter the estimated lease contract termination costs. Additional lease termination costs for the Company’s pro-rata share of broker fees and tenant improvements, net of rent adjustments, may create additional charges in future periods, which cannot be estimated at this time. The Company expects to incur additional pre-tax charges for termination and severance benefits, training and transportation costs of approximately $0.2 million in the fourth quarter of 2006.

In addition, in the nine month period ended September 30, 2006, operating expenses included a one-time charge of approximately $0.4 million for severance expenses related primarily for the resignation of the Company’s former President and Chief Operating Officer.

Operating expenses as a percentage of sales for the three month periods ended September 30, 2006 and 2005 were 31% and 17%, respectively, and for the nine month periods ended September 30, 2006 and 2005 were 25% and 20%, respectively. On a pro forma basis excluding special items totaling $1.1 million for the three month period ended September 30, 2006 and $2.1 million for the nine month period ended September 30, 2006, operating expenses were $3.7 million, or 24% of sales, and $10.4 million, or 21% of sales respectively.

The increase in interest expense in the three month and nine month periods ended September 30, 2006 was due to the use of the Company’s line of credit (the “Line”) to finance the assets and liabilities of the 2005 acquisition, the additional operating cash flow requirements of additional business in 2006, and rising interest rates. With the expected growth attributed to the 2005 acquisition and through organic growth, the Company expects interest expense will be higher in the near future as the Line is used to support the additional business opportunities.

INCOME TAXES (BENEFIT) AND NET INCOME (LOSS)

Income taxes (benefit) for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In the three month period ended September 30, 2006, the Company released $0.2 million of the December 31, 2005 estimated corporate income tax accrual as the income tax exposure for that period was lower than previously estimated. Excluding the December 31, 2005 accrual reversal, the effective tax rate for the third quarter of 2006 was 40%, compared to 37% in the comparable period of 2005.

Income (loss) before taxes, income taxes (benefit) and net income (loss) for the three month and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

	Three Month Period Ended			Nine Month Period Ended
($ in thousands)	September 30, 2006	September 30, 2005	% Change	September 30, 2006	September 30, 2005	% Change
(Loss) income before taxes	$(2,622)	$541	(585)%	$(3,399)	$876	(488)%
Income tax (benefit) expense	(1,224)	202	(706)%	(1,535)	328	(568)%

Net (loss) income	$(1,398)	$339	(512)%	$(1,864)	$548	(440)%

EARNINGS PER SHARE

Earnings per share (“EPS”) for the three month and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic (loss) earnings per common share:	$(0.22)	$0.06	$(0.30)	$0.09
Diluted (loss) earnings per common share:	$(0.22)	$0.05	$(0.30)	$0.09

Weighted average number of shares outstanding:
Basic	6,297,108	5,940,957	6,199,777	5,834,297
Diluted	6,297,108	6,319,549	6,199,777	6,266,896

The Company reported net loss of $(1.4) million, or $(0.22) per share for the three month period ended September 30, 2006 compared to a net income of $0.3 million, or $0.05 per diluted share for the three month period ended September 30, 2005.

For the nine month period ended September 30, 2006, the Company reported net loss of $(1.9) million, or $(0.30) per share compared to a net income of $0.5 million, or $0.09 per diluted share for the nine month period ended September 30, 2005.

For the three month and nine month periods ended September 30, 2006, no conversion of common stock equivalents has been assumed in the calculation of earnings per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the periods noted above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended September 30, 2006 and December 31, 2005 were as follows:

($ in thousands)	September 30, 2006	December 31, 2005	% Change
Accounts receivable	$11,410	$12,556	(9)%
Inventory	13,442	9,233	46%
Other current assets	3,207	1,740	84%

Total assets	$28,059	$23,529	19%

A summary of changes in current liabilities for the periods ended September 30, 2006 and December 31, 2005 were as follows:

($ in thousands)	September 30, 2006	December 31, 2005	% Change
Line of credit	$6,256	$9,336	(33)%
Short-term note	4,000	—	—
Accounts payable	9,817	6,122	60%
Other current liabilities	2,903	2,206	32%

Total liabilities	$22,976	$17,664	30%

During the nine month periods ended September 30, 2006 and 2005, the net cash used in operating activities was $2.1 million and $4.3 million, respectively. Net (loss) income for the nine month periods ended September 30, 2006 and 2005 as adjusted for the effects of the non-cash items, which include depreciation expense, stock-based compensation expense, accounts receivable reserves and inventory reserves, if applicable, used cash in operations of $1.2 million. Change in the working capital components required a net cash outlay of $0.9 million and $5.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.

The net cash used in investing activities was $0.6 million and $0.1 million for the nine month periods ended September 30, 2006 and 2005, respectively. The Company’s use of cash in investing activities was for the purchase of equipment, including computer equipment and leasehold improvements in the nine month period ended September 30, 2006, and computer equipment and software, net of cash received in the 2005 acquisition in the nine month period ended September 30, 2005.

During the nine month periods ended September 30, 2006 and 2005, the net cash provided by financing activities was $2.3 million and $4.5 million, respectively. In the nine month period ended September 30, 2006, net cash provided by financing activities included proceeds from the short term note of $4.0 million, $0.8 million of outstanding checks to be applied against the Line, and $0.6 million from the exercise of stock options, offset by the pay down of the line of credit by $3.0 million.

On September 29, 2006, the Company entered into a Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note (the “Amendment”) with KeyBank National Association (“KeyBank”). The Amendment extended the maturity date of the Company’s revolving credit facility (the “Line”) to May 15, 2008 (previously such maturity date was May 15, 2007) and adjusted certain financial covenants. The outstanding balance on the Line bears interest monthly at an annual rate equal to the overnight LIBOR plus 2.45%. The borrowing rate on the Line was 7.7625% on September 30, 2006.

Pursuant to the Amendment, the Company also entered into a term loan with KeyBank, in the principal amount of $4.0 million, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on September 30, 2006. The Term Note has a maturity date of May 15, 2007. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 28, 2006. The proceeds were used to pay the $2.0 million short-term note entered into on June 23, 2006 and to reduce the outstanding balance on the Line, thereby increasing the Line’s availability to fund working capital needs.

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

The aforementioned borrowing base on the Line is calculated as 85% of eligible accounts receivable and 50% of eligible inventory with inventory not to exceed the lesser of $7.5 million or 50% of the outstanding Line balance. The Line has an overall limit of $11.0 million. This calculation represents the maximum amount that can be drawn on the Line.

The balance on the Line at September 30, 2006 and December 31, 2005 was $6.3 million and $9.3 million, respectively. The available borrowing base on both dates was $11.0 million, with an unused capacity of $4.7 million and $1.7 million on September 30, 2006 and December 31, 2005, respectively. As a part of the Amendment, the Total Debt to Tangible Net Worth Ratio on the Line was increased to a maximum of less than 3.8 to 1.0 as of September 30, 2006. As of December 31, 2006 and at the end of each fiscal quarter thereafter, the maximum ratio will become less than 3.4 to 1.0. As of September 30, 2006, the Company was not in compliance with the Total Debt to Tangible Net Worth and the Operating Cash Flow to Total Fixed Charge Ratio covenants and KeyBank granted a waiver of the covenants for the quarter ended September 30, 2006.

The Company’s ability to meet the terms and covenants of the Line and Term Note will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet the terms and covenants of the Line and Term Note.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Financial Statements and accompanying Notes. Note 1 to the Financial Statements in the Annual Report on the Company’s most recent Form 10-KSB describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

For product sales, the Company recognizes revenue upon transference of the title of the products to the customer. For repair sales, the Company recognizes revenue upon completion of the repair work and the repaired item is shipped either to the customer or, in the programs in which the Company manages the customer’s inventory at the Company’s site, the repaired item is placed with other customer-owned finished goods inventory. For some repair and maintenance programs, the customer pays a flat fee that covers multiple fiscal periods. In those instances, the Company recognizes revenue over the fiscal periods covered by the billing on a pro-rata basis. The revenues for the Company’s inventory and logistics management programs are billed and recognized monthly in the month in which the services are being provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage-of-completion basis.

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

The Company recognizes costs associated with the plant consolidation as discussed in Note 3 to the Condensed Financial Statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation will be recognized and measured at its fair value in the period in which the liability is incurred. The one-time termination benefits for the terminated associates will be ratably expensed over the remaining service period of the associates. The liability for lease and operating costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company shall be recognized and measured at its fair value when the Company ceases using the right to use the leased property.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

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

As of September 30, 2006, the Company had outstanding borrowings of $6.3 million on the Line and $4.0 million on the Note. The Line requires monthly interest payments at an annual rate equal to the overnight LIBOR plus 2.45%, which was 7.7625% at September 30, 2006. The Note requires monthly interest payment at an annual rate equal to the prime rate less 0.25%, which was 8.0% at September 30, 2006. A 1% increase in the interest rate would result in an additional annual expense of approximately $0.1 million on the current outstanding balance.

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

Part II OTHER INFORMATION

Item 6. Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

10.1	Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2006	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2006	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2006	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2006	Contained herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: November 14, 2006	/s/ Michael R. Sayre
Michael R. Sayre, Chief Executive Officer

Date: November 14, 2006	/s/ George A. Troutman
George A. Troutman, Chief Financial Officer