Form 10-K
period 2006-12-31
PINNACLE DATA SYSTEMS INC
filed 2007-03-30
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number: (614) 748-1150

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of June 30, 2006, was $14,144,911.

On March 12, 2007, the Registrant had outstanding 6,363,448 common shares without par value, which is the Registrant’s only class of common equity.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE DATA SYSTEMS, INC.

2006 FORM 10-K ANNUAL REPORT

SAFE HARBOR STATEMENT

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for fiscal year 2007. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “intend,” “plan,” “seek,” “may,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, as discussed in Item 1A. of this Form 10-K. The Company undertakes no obligations to publicly update or revise such statements.

PART I

Item 1.	BUSINESS

Overview

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) is a corporation incorporated under the laws of the State of Ohio in March 1989. PDSi is headquartered at 6600 Port Road, Groveport, Ohio 43125, telephone (614) 748-1150. The common shares of PDSi are traded on the American Stock Exchange under the symbol of PNS.

The Company provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of its world-leading Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customer base in the computer and network, medical, telecommunications, defense, imaging and aerospace equipment industries, among others. We offer a full range of engineering, product development, project and program management, integration, manufacturing and lifecycle support services designed to increase our customers’ product speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products, with depot repair, advanced exchange, contact center support and end-of-life control.

Our business model has a foundation of technical service and support programs (“Services”), such as the depot repair and logistics programs we provide the field service organizations of OEMs like Sun Microsystems, Inc. (“Sun”). Over the Company’s history, our Service business and orientation have afforded us opportunities to build strong engineering talent that is leveraged for the development and sale of high-potential engineered computer solutions for specific customers and niche-industry applications (“Product”). For the 2006 year, we reported revenues of $75.9 million, net loss of $1.9 million and total assets of $33.9 million. Approximately 86% of our 2006 revenues were generated from Product while 14% of our revenues were generated from Services.

We offer complete service and support for several OEMs’ products, as well as our own, including testing, repair, inventory and logistics services. Depot repair and testing services are provided for advanced technology systems, printed circuit board assemblies, and other computer peripherals and components, where the suspect non-functioning equipment is sent to our designated depot location for testing and repair, if required. We also manage “advanced-exchange” repair programs. Our highest volume testing and repair is performed on complex printed circuit boards, systems and data storage devices for Sun, Silicon Graphics, Inc. (“SGI”) and Hewlett-Packard Company (“HP”). For our largest OEM customers, we maintain and share online information management systems that seamlessly connect our companies.

Our products are custom-engineered to meet specific customer or niche-industry requirements that generally cannot be met by an off-the-shelf solution. They are sold to OEMs and then typically resold to end-users as components of the OEMs’ final products. Our products are usually developed as a result of helping OEMs design, engineer, manufacture, assemble, modify, and/or integrate computer systems or components to fit their specific application needs. Many of our products are based on the high performance computer processing technologies of Sun Microsystems, Inc. (“Sun”), Intel

Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), three of the world’s leading producers of computer components and systems. We combine their products and other vendor off-the-shelf computer components or peripherals with technologies that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered components and software. By leveraging our expertise and experience in engineering and integrating our internally developed products with Sun, Intel, AMD and other vendors’ technologies, we are able to offer product solutions with minimal product design and engineering costs to our customers.

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

We are a SunSoft Master Distributor authorized to provide our customers with the right to use Solaris, Suns UNIX operating system and we are a member of the Sun Partner Advantage Program. We are an authorized Intel Product Dealer and have earned Intel Channel Partner Premier Member status for our distinct level of competency with Intel technologies. We are an authorized AMD Gold Solution Provider. We are an authorized HP Business Development Partner. We are also licensed by Microsoft to distribute embedded Microsoft operating systems.

We consider our Services and Product segments to be complementary. Our Services provide a competitive advantage in selling our products since the entire infrastructure is already in place to provide high quality service and support before and after the sale. New product development keeps our engineers and service technicians on the forefront of technologies being sold that generate new service opportunities.

On August 12, 2005, the Company entered into an asset purchase agreement with GNP Computers, Inc. (GNP) and GNP’s principal shareholder, in which the Company acquired all of the assets and certain liabilities of GNP. The market value of the assets acquired was essentially equal to the total of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long term debt was assumed or incurred. The results of the operations of GNP subsequent to August 12, 2005 are included in Company’s statement of operations.

See Note 11 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding revenues, operating earnings (losses) and total assets attributable to the Company’s segments.

Suppliers

During 2006, approximately 13% of all inventory purchased was manufactured by or for Sun and was purchased directly from Sun or through Sun’s distribution channel. We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands.

Working Capital

The Company is required to carry significant amounts of inventory to meet the production schedules and maintain the repair service obligations of its customers. As the demands on working capital have grown significantly with the increase in production and revenues, the Company continues to evaluate financing alternatives to fund the future growth of the Company and its working capital needs.

Patents and Trademarks

We own two patents we obtained in the acquisition of GNP Computers. One patent was granted for a telecommunication computer chassis. The other patent was granted for a distributed computing system clustering model that provides soft real-time responsiveness and continuous availability. However, we deemed that the value of the patents is insignificant to the generation of future revenues.

In 2003, we received notice of the successful registration of the federal trade and service marks for the logo “PDSi” under Class 9 products and under Class 42 services.

The applications filed in 2001 for a federal trademark and service mark for “Pinnacle Data Systems” were published for opposition on December 5, 2006, but are not registered pending the execution of a Co-Existence Agreement between the Company and Pinnacle Systems, Inc. regarding the use of the trademark “PINNACLE”. If the Co-Existence Agreement is executed, the trademark and service mark will be registered by the U.S. Patent and Trademark Office. If the agreement is not executed, Pinnacle Systems, Inc. may file an opposition to the registration of such marks.

Competition

The primary competitive factors in the electronic equipment service industry are price, quality and scope of services (based on in-house technical expertise). We compete with the in-house repair centers of OEMs, Third Party Maintenance providers (“TPMs”), other electronic contract manufacturing companies (“CMs”) and other independent depot repair organizations similar to ours. We believe we differentiate ourselves by offering complete packaged solutions supported by a broad scope of repair and logistics service offerings, including our experience with a wide variety of technologies and very large, well-known and demanding OEM customers, flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, and offering the most cost-effective solutions to fulfill our customers’ service needs. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market similar services.

Competition for our custom-engineered products comes from three primary sources: (1) other CMs that provide similar engineering and manufacturing services, (2) other value-added computer resellers (“VARs”) and (3) less expensive off-the-shelf products.

We market our customized services and products to specific customers and niche-industries. This reduces competition from larger CMs (Flextronics, Solectron, Plexus and others) because of the costs involved for them to both assist in product development and run the smaller manufacturing volumes typical of these orders. Our broad service offerings and global service and distribution capabilities reduce competition from similar size or smaller CMs or narrower service companies. We also believe we differentiate ourselves from these competitors through the strength of our close relationships with our large OEM partners (Sun, Intel, AMD and others). The level of engineering complexity and after-the-sale service and support on some products reduces competition from VARs of all levels of size and geographic coverage and from off-the-shelf product offerings. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing and financial resources to develop and market their engineering and manufacturing services or their off-the-shelf products.

Customers

A significant amount of our sales come from a relatively small number of large customers. A major strategic focus continues to be further growth and diversification of our customer base. In 2006, we provided services and/or products to thirteen Fortune 500 companies compared to nine in 2005.

Our three largest customers generated approximately 50%, 35%, and 44% of sales, respectively, for the years 2006, 2005 and 2004. Citrix Systems, Inc. (“Citrix”) represented 23%, 10%, and 0%, while Sun represented 20%, 9%, and 8% of our sales, respectively, for the years 2006, 2005 and 2004.

Three customers generated approximately 56%, 44%, and 52% of our product sales for the years 2006, 2005 and 2004, respectively. Four customers generated 63%, 80% and 87% of our service sales in 2006, 2005 and 2004, respectively.

We have made good progress in diversifying our customer base. However, the Company’s relatively small number of customers can create significant sales volatility. If the sales generated by either of our top four service customers declined significantly, or if product sales of our three largest product customers declined significantly without additional service or product business to replace it, the results of our operations could be materially and adversely affected.

Backlog

Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers with approved credit status. As of December 31, 2006 the Company’s backlog was approximately $13.0 million. Certain of our customers place large orders with us to be delivered over time. Also, certain of our customers, including our largest customers, have certain rights under our agreements with them to change the delivery timing of future shipments to them. In addition, our agreements with our customers often include provisions that allow the customer to cancel orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

License and Royalty Agreements

In November 2003, by re-application, we renewed an OEM Customer License Agreement for Embedded Systems with Microsoft Licensing, Inc. (“Microsoft”) originally issued in 2002, pursuant to which we are licensed to embed binary copies of Microsoft operating systems (as delivered from Microsoft) in our products. The license agreement was for an original term of one year expiring in November 2004. The license is renewable by re-application. The license has been renewed for a term expiring in October 2007. The license can also be terminated earlier by Microsoft upon default by us as defined in the Agreement. These operating systems were required in product sales of approximately $1.7 million, $5.8 million, and $0.9 million, or 3%, 17% and 3% of total product sales in 2006, 2005 and 2004, respectively.

In April 2003, we entered into a Regional Reseller Agreement with Agilent Technologies to buy and resell Agilent Remote Management Products in the United States and Canada. The agreement includes a license to use, execute, reproduce, display and distribute Agilent software in object code for the purpose of integrating Agilent’s products with ours, or our customers’, products. The agreement was for an original term of one year expiring in March 2004. The agreement automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The agreement may also be terminated earlier upon default by either party as defined in the agreement. The agreement was renewed for a term expiring in March 2005. The agreement expired March 2005. These products were required in product sales of approximately $0.4 million and $2.3 million, or 1% and 8% of total product sales in 2005 and 2004, respectively. This agreement was entered into to increase product offerings to our current and prospective customers.

In August 2002, we were authorized by Sun to act as an OEM Technology Partner (“OTP”), pursuant to which we are authorized and licensed to buy Sun products at specific discount levels for the purpose of modifying them and/or integrating them into our products for resale to our OEM customers. This authorization can be terminated without cause or upon default by either party as defined in the terms and conditions of the General Terms and iForce Business Terms exhibits attached to the OTP Letter of Authorization. This designation or its predecessor Master Value-Added Integrator (MVAI) designation was required in product sales of $21.8 million, $18.0 million, and $11.9 million, or 33%, 52%, and 42% of total product sales in 2006, 2005 and 2004, respectively.

In July 2001, we entered into a Reference Design License Agreement with Sun, pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun ULTRASPARC IIe technology. The license agreement was for an original term of three years expiring in July 2004. The license automatically renews for up to two one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license agreement automatically renewed through July 2006. This technology was required in product sales of $1.0 million, $2.8 million, and $5.1 million, or 2%, 8%, and 18% of total product sales in 2006, 2005 and 2004, respectively.

In May 1999, we entered into a Reference Design License Agreement with Sun Micro Electronics (“SME”), pursuant to which we were licensed to develop, manufacture and sell products based upon and using the Sun AXmp technology. Training and support fees amounting to $40,000 were paid in connection with the license. The license agreement is for an original term of seven years expiring in May 2006. The license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. This technology was required in product sales of $0.2 million and $5.4 million in 2005 and 2004, respectively, or 1% of product sales in 2005 and 19% of total product sales in 2004. The Company had no revenues under this agreement in 2006.

In October 1997, we entered into a Development and Manufacturing License Agreement with SME pursuant to which we are licensed to develop, manufacture and sell products based upon and using the Sun PCI card and Open Boot PROM technology. We do not anticipate that we will develop any new products based on the technology licensed under this agreement, although we will continue to sell products that we have developed under this license. The license agreement was for an original term of three years expiring in October 2000. However, the license automatically renews for one-year periods unless written notice of non-renewal is given by either party before the current term ends. The license can also be terminated earlier upon default by either party as defined in the Agreement. The license had been automatically renewed for an additional one-year term through October 2006. This technology was required in product sales of $3.7 million, $2.0 million, and $1.2 million, or 6%, 6%, and 4% of total product sales in 2006, 2005 and 2004, respectively.

Research and Development

Research and development costs are generally customer-sponsored, and were not material for the years 2006, 2005 and 2004. Any costs not sponsored by a customer are expensed as incurred and were not material for the years 2006, 2005 and 2004.

Environmental Compliance Costs

Certain facets of our operations involve the use of substances regulated under various federal, state and local laws governing the environment. The liability for environmental remediation and related costs can be significant, although the Company has not incurred any to date. During the fiscal year 2006, the Company incurred an inventory write-down of approximately $130,000 due to the implementation of Restriction of Hazardous Substances (RoHS) standards in the European Union effective July 1, 2006. This directive bans the placing on the European Union market of certain hazardous substances used in electrical and electronic equipment. Outside of this directive, environmental costs and environmental regulations are not presently material to our operations or financial position. Similarly, no other federal, state or local laws or regulations are expected to materially impact our operations or financial position.

Employees

As of December 31, 2006, we had a total of 180 full-time employees. We depend on key employees and face competition in hiring and retaining qualified employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be very good.

Financial Information About Geographical Areas

Revenues from outside of the United States (U.S.) were approximately 14%, 8%, and 14% of our total revenues in fiscal years 2006, 2005 and 2004, respectively. Direct sales the Company makes outside of the U.S. are priced in U.S. dollars. All of our export transactions are subject to U.S. Export control laws and certain transactions could require prior approval of the U.S. Department of Commerce. Protectionist trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell, service or manufacture in international markets or to secure adequate supplies of component parts. In addition, revenues from outside the U.S. are subject to inherent risks, including the general economic and political conditions in each country.

Availability of Information

The Company makes available through it internet website (www.pinnacle.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. The Company has posted on their website a copy of the code of business conduct and ethics and conflict of interest policy. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

The public may read and copy any materials the Company has filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operations of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. Since the Company is an electronic filer, the Securities and Exchange Commission also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information filed the Company.

Item 1A.	RISK FACTORS

Future results and the market price for the Company’s common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Form 10-K.

A significant portion of our revenues from product sales and services are dependent on significant customers and specific industries.

Sales to Sun and Citrix combined accounted for approximately 43% and 19% of our fiscal 2006 and 2005 revenues. For the fiscal years ended December 31, 2006, 2005 and 2004, sales directly to Sun accounted for 20%, 9% and 8% of our total net revenues, respectively. Sales to Citrix accounted for 23%, 10% and 0% of our fiscal 2006, 2005 and 2004 total net revenues, respectively. A significant reduction in sales to either customer, or significant pricing and additional margin pressures exerted on us by either customer, would have a material adverse effect on our results of operations. In addition, if either customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

In addition, we are dependent on the computer and networks, telecommunications, medical and imaging industries for a significant portion of our revenues. Our revenues are directly dependent on the level of capital spending for technology in the U.S. and international economies. If spending for technology declines in any of these industries over an extended period of time, it would have a material adverse effect on our business.

Our future success in business strategy is dependent upon our ability to generate significant revenues from world-leading OEMs and ISVs development relationships.

We believe we must continue to diversify our revenues, and a major component of our business strategy is to form product and services development relationships with world-leading OEMs and ISVs. We market our customized services and products to specific customers and niche-industries. This reduces competition from larger CMs because of the costs involved for them to run the smaller manufacturing volumes typical of these orders. The level of engineering complexity and after-the-sale service and support on some products reduce competition for VARs of all levels of size and geographic coverage. We believe we differentiate ourselves from other competitors through the strength of our close relationships with our very large OEM partners (Sun, Intel, AMD, HP and others), our ability to offer and deliver complete turnkey solutions in relatively short development cycles, our unique product set and our full service-after-the-sale offering.

Our future success will depend on our ability to establish relationships with new customers, as well as expanding sales to our existing customers. If we are unable to expand our sales to existing customers and develop relationships with new customers, our revenues and operating results could suffer.

If we are unable to grow our international revenues and successfully overcome the risks inherent in international business activities, the growth of our business may be limited.

The Company’s ability to grow will depend in part on the growth of its international revenues. If our professional services around the development, deployment and support of sophisticated computer systems are not accepted across international regions, our ability to increase our revenues in this region would be limited. In addition, our international sales are subject to the risks inherent in international business activities, including:

•	cost of customizing products for foreign countries;
•	export and import restrictions, such as those affecting encryption commodities and software or those requiring local content;
•	difficulties in providing customer support;
•	reduced protection of intellectual property rights and increased liability exposure;
•	regional economic and political conditions; and
•	unique product requirements of certain foreign countries which may limit sales and/or require significant additional research and development investments.

The majority of our international sales currently are U.S. dollar-denominated. As a result, any increase in the value of the U.S. dollar relative to foreign currencies makes our products less competitive in international markets. Because of this our revenues may be adversely affected, or we may be required to denominate more of our sales in foreign currencies at some point in the future to remain competitive. In addition, because certain of our operating expenses related to our international sales are denominated in foreign currency, we may have difficulty controlling expenses in the event of significant currency fluctuations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price.

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition
•	inventory write-downs
•	accounts receivable collections
•	termination accruals
•	income tax accruals
•	stock-based compensation; and
•	warranty reserves.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our quarterly revenues and operating results may fluctuate which could cause our results from operations to fall below expectations and thus impact the market price of our common stock.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customers’ ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•	the timing and size of orders from customers, particularly our largest customers;
•	the product mix of our sales;
•	the timing of new product introductions by our OEM customers;
•	the availability and/or price of products from suppliers;
•	the loss of key suppliers or customers;
•	price competition;

Competition in professional services around the development, deployment and support of sophisticated computer systems market is significant and if we fail to compete effectively, our financial results will suffer.

In the market of custom-engineered computer system products, we face significant competition from a number of different types of sources. Our competition includes: (1) other CMs that provide similar engineering and manufacturing services, (2) other VARs and (3) less expensive off-the-shelf products. Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products. Our larger competitors may be able to leverage their existing resources, including their extensive distribution capabilities and service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can. If we fail to compete successfully in this market, the demand for our product and services would decrease.

Customers make buying decisions based on many factors, including among other things, product performance and quality; availability and quality of support and other services; price; interoperability; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness; contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position, resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could materially and adversely affect our business and operating results.

Reliance on a single source supplier could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture and repair products. There are a number of vendors producing the parts and component that we need. However during fiscal year 2006, we purchased approximately 13% of all inventory directly from Sun or through Sun’s distribution channel. We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product or repair shipments could be delayed which could have a material adverse effect on our business, results of operations and financial condition.

Our products may have quality issues that could adversely affect our sales and reputation.

In the course of conducting our business, we experience and address quality issues. Some of our products and repairs contain defects, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in repair or product builds, which may be beyond our control. Often defects are identified during our design, development and manufacturing processes and we are able to correct many of these.

When a quality issue is identified, we work extensively with our customers to remedy such issues. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. If we are unable to determine the root cause or find an appropriate solution, we may delay shipment to customers. Defects in our repair or product builds can harm our reputation, delay or prevent sales, result in significant expense and could materially and adversely affect our business.

If we fail to attract and retain appropriate levels of qualified employees and members of senior management, we may not be able to successfully execute our business strategy.

Our success depends in large part on our ability to attract and retain highly skilled engineering, sales, customer service, and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and product management, we may not be able to meet key objectives such as developing, upgrading, or producing our repair and product builds in a timely manner, which could negatively impact our business and could hinder any future growth.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting starting in 2008 with management’s report on internal controls required for the 2007 fiscal year. We are in the process of establishing a program to perform the system and process evaluation and testing necessary to comply with these requirements. As a result, we will incur increased expense and will devote additional management resources to Section 404 compliance. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

If the site of our production and service operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of operations.

Our production and service facilities and headquarters are located in two buildings within two miles of each other. If the operations in either facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed as a result of interruptions or delays in our manufacturing, engineering, services or other post-sales support operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 113,000 square feet of office, warehouse, laboratory, and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. We have the option to extend the term of the lease for an additional five years.

In addition, the Company leased an additional 51,609 square feet of warehouse and production space in a building located at 6295 Commerce Center Drive, Groveport, Ohio, within two miles of our other Groveport facility. This three year lease will expire on October 31, 2009.

We also lease approximately 56,000 square feet of office, warehouse, laboratory and production space in a building located at 555 E. Huntington Drive, Monrovia, California. We assumed a five-year lease on this property with our acquisition of the assets of GNP Computers, Inc. The lease terminates on January 31, 2010. This property was vacated, with no production as of September 30, 2006. We still maintain some offices and a small laboratory in this facility today.

The Company has sales offices in Boston, Massachusetts; Dallas, Texas; Groveport, Ohio; Monrovia, California; San Francisco, California; Tiel, The Netherlands and Singapore.

The Company’s facilities are well-maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for the current requirements.

Item 3.	Legal Proceedings

In September 2005, Syntegra (USA), Inc. filed a complaint against the Company and against one of our customers, Silicon Graphics, Inc., in the Superior Court of California, County of Santa Clara. Syntegra alleged that Silicon Graphics, who is also a former customer of Syntegra, misappropriated certain trade secrets of Syntegra, and that we unfairly benefited from the alleged misappropriation through the Company’s relationship with Silicon Graphics. Syntegra, also asserted certain contract claims against Silicon Graphics.

In September 2006, the Company and Silicon Graphics executed an Assumption and Cure Agreement for services to be performed, as Silicon Graphics emerged from a reorganization plan, filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. As a part of the Assumption and Cure Agreement, the Company was reimbursed for all out-of-pocket expenses incurred with the defense of the Syntegra claim. In December 2006, the claim against the Company and Silicon Graphics was dismissed with prejudice. There is no further exposure to the Company with this claim.

From time to time, PDSi becomes involved in claims and legal proceedings that arise in the ordinary course of its business. None of the pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company’s common stock trades on the American Stock Exchange under the stock symbol “PNS”. Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during 2006 and 2005.

	Range of Sales Prices
	High	Low
Fiscal Year 2006
Fourth quarter (ended December 31)	$2.85	$1.83
Third quarter (ended September 30)	$3.29	$2.30
Second quarter (ended June 30)	$4.30	$2.65
First quarter (ended March 31)	$4.25	$2.90
Fiscal Year 2005
Fourth quarter (ended December 31)	$3.20	$2.60
Third quarter (ended September 30)	$3.28	$2.70
Second quarter (ended June 30)	$3.25	$2.65
First quarter (ended March 31)	$3.34	$2.78

(b) Holders. On March 12, 2007, there were 89 shareholders of record in the Company’s common stock. Most of the shares of Company common stock not held by officers and directors are held in street name.

(c) Dividends. During the past five years, the Company has not paid cash dividends. Payments of dividends are within the discretion of our board of directors, although the Company’s line of credit loan agreement with KeyBank National Association restricts the payment of cash dividends that would cause a violation of the loan’s financial covenants. The Company does not intend to pay dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2006 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 2005 Stock Option Plan (the “Employee Plan”), the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”), and the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	1,854,100	$2.75	1,513,190
Equity compensation plans not approved by security holders (3)	40,000	$0.75	0
Total	1,894,100	$2.71	1,513,190

(1)	Consists of the Employee Plan and the Director Plan.

(2)

The aggregate number of common shares that may be granted under the Employee Plan increases on the last day of each fiscal year beginning in 2005 equal to the lessor of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors.

(3)	Consists of the stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and Thomas O’Leary. The material features of this agreement are described below.

The option agreement between the Company and Thomas O’Leary grants Mr. O’Leary options to purchase shares of the Company’s common stock for a period of 10 years from the date of the grant, although the option is not exercisable until one year from the date of the grant. The agreement provides that if Mr. O’Leary ceases to be a director of the Company for any reason other than death, he has 90 days from the date of termination to exercise his option. In the event that Mr. O’Leary ceases to be a director of the Company due to death, or if he dies within 90 days of his termination as a director of the Company for any reason, the option may be exercised by his representative within one year after the date of death.

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

Item 6.	Selected Financial Data

The following selected financial data are derived from the financial statements of the Company. The historical results presented are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and the related Notes included elsewhere in this Form 10-K.

On August 15, 2005, the Company completed the acquisition of GNP Computers, Inc. (“GNP”), in which the Company acquired all the assets and certain liabilities of GNP. The results of the operations of GNP subsequent to August 15, 2005 are included in the Company’s statement of operations.

FIVE YEAR SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except earnings per share)

	2006	2005	2004	2003	2002
FINANCIAL RESULTS
Sales
Total	$75,920	$44,606	$34,397	$22,884	$15,674
Product sales	65,344	34,444	28,351	15,595	8,367
Services sales	10,576	10,162	6,046	7,289	7,307
Gross Profits
Total	$14,317	$10,547	$8,015	$6,038	$4,609
Product	8,761	4,289	5,698	3,594	1,610
Services	5,556	6,258	2,317	2,444	2,999
Gross profit margin %
Total	18.9%	23.6%	23.3%	26.4%	29.4%
Product	13.4%	12.5%	20.1%	23.0%	19.2%
Services	52.5%	61.6%	38.3%	33.5%	41.0%
Operating expenses	$16,661	$8,739	$6,616	$5,147	$4,500
(Loss) income from operations	$(2,344)	$1,808	$1,399	$891	$109
Interest expense	$800	$289	$113	$85	$128
Net (loss) income	$(1,862)	$937	$884	$473	$(19)
Basic (loss) earnings per share	$(0.30)	$0.16	$0.16	$0.09	$—
Diluted (loss) earnings per share	$(0.30)	$0.15	$0.14	$0.08	$—
FINANCIAL POSITION
Current assets	$31,879	$23,529	$9,381	$7,787	$5,683
Net fixed assets	$1,244	$782	$971	$1,086	$1,334
Total assets	$33,858	$24,419	$10,375	$8,903	$7,063
Current liabilities	$27,164	$17,664	$5,219	$4,813	$3,418
Long-term liabilities	$675	$63	$101	$55	$93
Stockholders’equity	$6,019	$6,692	$5,055	$4,036	$3,552

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for fiscal year 2007. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “intend,” “plan,” “seek,” “may,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, including those discussed under “Risk Factors” disclosed in Item 1A. of this report.

EXECUTIVE OVERVIEW

The Company provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of the Company’s customer base that includes world-leading OEM and ISV customers in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ products speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products.

The Company’s business strategy is to collaborate with world-leading OEMs and ISVs by managing the critical business activities required to successfully deploy information technology (“IT”) solutions. The Company’s approach includes redefining the outsourced IT solution through offering comprehensive, global, and information-laden solutions to fill critical supply-chain, engineering, and logistics needs to OEMs that embed information technologies in products and to ISVs who distribute their software on information technology hardware.

On August 15, 2005, the Company acquired all of the assets and assumed certain liabilities of GNP Computers, Inc. (the “2005 acquisition” or “GNP”). The assets totaled approximately $8.7 million, of which $8.3 million was receivables and inventory.

The liabilities assumed upon the acquisition consisted of a $2.3 million asset-based line of credit, payables, and other accrued liabilities of approximately $6.4 million, which included the transaction fees for both parties. Simultaneously with the 2005 acquisition, the Company paid off the asset-based line of credit. On August 9, 2005, in order to support the acquired business, the Company increased the asset-based line of credit with KeyBank National Association (“KeyBank”) to $11 million from $6 million.

The market value of the assets was essentially equal to the value of the assumed liabilities and capitalized transaction expenses. As a result, no goodwill was recorded on the transaction and no long-term debt was assumed or incurred. The results of the operations of the GNP operation subsequent to August 15, 2005 are included in the Company’s Statements of Operations.

On June 2, 2006, the Company announced an operational improvement plan (the “Plan”) to upgrade its headquarters facility in Groveport, Ohio, open a warehouse and logistics facility in Groveport, Ohio, and consolidate the Company’s Monrovia, California operations into the Groveport, Ohio facilities. The Company has invested approximately $0.4 million in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio.

In 2006, the Company incurred $1.6 million in costs associated with executing the Plan and consolidating its production in Groveport, Ohio. The costs included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $0.2 million for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant, or multiple tenants, and vacating the Monrovia facility could alter the estimated lease contract termination costs. Additional lease termination costs for the Company’s pro-rata share of broker fees and tenant improvements, net of rent adjustments, may create additional charges in future periods, which cannot be estimated at this time.

As a result of the Plan, the Company is working towards gaining efficiencies in its operational areas that the Company believes will result in favorable operating results. The Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth. In addition, the Company is evaluating and challenging existing business that consistently performs below expected results and is taking a more strategic approach to new opportunities. The Company is focused on opportunities where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs.

In addition, the Company continues to evaluate viable acquisition opportunities that meet the Company’s established criteria, which include strategic fit, complementary, additive, or synergistic to the Company’s business, and projected accretive performance within less than a year.

DISCUSSION AND ANALYSIS OF OPERATING RESULTS

The following discusses and analyzes the financial condition and results of operations for the years ended December 31, 2006 (“2006”), December 31, 2005 (“2005”), and December 31, 2004 (“2004”). The discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K in Item 8 “Financial Statement s and Supplementary Data.”

SALES

Sales by segment for 2006, 2005 and 2004 were as follows:

($ in thousands)	2006	2005	2004
Total sales	$75,920	$44,606	$34,397
Product	$65,344	$34,444	$28,351
Services	$10,576	$10,162	$6,046

Sales for 2006 were $75.9 million compared to $44.6 million in 2005, an increase of 70%. The product sales totaled $65.3 million in 2006 compared to $34.4 million in 2005, an increase of 90%. The services sales totaled $10.6 million in 2006 compared to $10.2 million in 2005, an increase of 4%. The significantly higher 2006 sales compared to 2005 were due to solid organic growth in programs with existing customers coupled with the business acquired with the 2005 acquisition. The increase in product sales was primarily due to increased production and shipments in substantially all customer markets, including medical, telecommunications, computer and imaging. During the fourth quarter, the Company experienced an unusually high level of orders from our two largest customers, Sun Microsystems, Inc. and Citrix Systems, Inc. (“Citrix”), which accounted for 58% of our fourth quarter revenues and 43% of our 2006 revenues. The high level of product sales from Citrix in 2006 was at a margin too low for the Company to accept in the future. Therefore, the Company’s revenues from Citrix in 2007 will be lower.

The increase in sales from 2004 to 2005 was $10.2 million, or an increase of 30%. The product sales increased $6.1 million from 2004 to 2005, or an increase of 21%. The increase in product sales was due to increased shipments to medical, telecommunications and defense customers, which more than offset lower shipments to imaging and industrial control customers. The service sales increased $4.1 million from 2004 to 2005, or an increase of 68%. The increase in service sales, primarily test and repair services, resulted from the 2005 acquisition. Both segments increased in sales from organic growth in the second half of 2005.

The Company anticipates sales in first half of 2007 to be comparable to the first half of 2006.

In 2006, we had three customers that generated revenues of approximately $17.4 million, $15.0 million, and $5.9 million or 23%, 20%, and 8% respectively, of total revenues. In the statements of operations, approximately 2% of the revenues from these customers were included in service sales and 98% were included in product sales. In addition, these customers represented 24%, 33%, and 8%, respectively, of accounts receivable at December 31, 2006. While the Company continues to seek new opportunities with existing customers, it anticipates growth from new customers, including international customers, leading to additional customer diversification over time.

GROSS PROFIT

Gross profits for 2006, 2005 and 2004 were as follows:

($ in thousands)	2006	2005	2004
Total gross profit	$14,317	$10,547	$8,015
Product	$8,761	$4,289	$5,698
Services	$5,556	$6,258	$2,317

The gross profit margin percentage for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Total gross profit	19%	24%	23%
Product	13%	12%	20%
Services	53%	62%	38%

The gross profit in 2006 was $14.3 million compared to $10.5 million in 2005, an increase of 36%. The product gross profit totaled $8.8 million in 2006 compared to $4.3 million in 2005, an increase of 104%. The services gross profit totaled $5.6 million in 2006 compared to $6.3 million in 2005, a decrease of 11%.

Gross margin as a percentage of sales declined to 19% in 2006 from 24% in 2005. This decline is due, in part, to inefficiencies caused by the transition of production from the Monrovia facility to Groveport, start-up of major new programs, completing lower margin product business, higher costs associated with producing record shipments, and change in mix of products produced and services provided. Services gross profit margins are consistently higher than product gross profit margins. As the mix of revenues has become more concentrated with product revenues, the overall gross margin has declined. Overall, service gross profit margins declined from 2005 to 2006 as the Company experienced a higher than usual margin on services delivered in the latter half of 2005. In addition, the decline in gross profit was due to incremental costs associated with redesigning the Groveport facilities for improved scalability, establishing a new logistics hub facility in Groveport, higher volume of non-recurring engineering services, as well as the write-off of certain inventories.

The increase in gross profit from 2004 to 2005 was $2.5 million, or an increase of 32%. The product gross profit decreased by $1.4 million from 2004 to 2005, or a decrease of 25%. The services gross profit increased by $3.9 million from 2004 to 2005, or an increase of 170%.

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

Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict gross margin results for future revenues. As the Company continues to focus on its operational improvements and efficiencies, the Company expects gross margins to improve.

OPERATING AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative (SG&A) expenses, and interest expense, for 2006, 2005 and 2004 were as follows:

($ in thousands)	2006	2005	2004
Operating expenses	$16,661	$8,739	$6,616
Interest expenses	800	289	113

Total expense	$17,461	$9,028	$6,729

Operating expenses in 2006 were $17.5 million compared to $9.0 million in 2005, an increase of 93%. The increase in operating expenses was due to a full year of operating expenses from the 2005 acquisition compared to approximately four months in 2005. In addition, operating expenses were affected by special one-time charges in the amount of $2.2 million in 2006, as described below.

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it had reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter, the Company determined that a portion of the outstanding accounts receivable balance may be uncollectible, and recorded a reserve against SGI’s outstanding accounts receivables. On September 6, 2006, the Company executed an Assumption and Cure Agreement with SGI whereby SGI paid the Company 70% of the Company’s pre-petition claims on outstanding receivables, or $0.4 million. In total, the Company recorded a net charge of $0.2 million against the SGI outstanding receivables in 2006.

In addition, the Company recorded $1.6 million in 2006 for costs associated with the Plan. The costs included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $0.2 million for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant, or multiple tenants, and vacating the Monrovia facility could alter the estimated lease contract termination costs. Additional lease termination costs for the Company’s pro-rata share of broker fees and tenant improvements, net of rent adjustments, may create additional charges in future periods, which cannot be estimated at this time.

In addition in 2006, SG&A expenses included one-time charges of approximately $0.4 million for severance expenses, primarily related to the resignation of the Company’s former President and Chief Operating Officer.

SG&A expenses as a percentage of sales 2006 and 2005 were 22% and 20%, respectively. On a pro forma basis excluding the special items noted above, totaling $2.2 million for 2006, SG&A expenses were $14.5 million, or 19% of sales.

The increase in interest expense from 2005 to 2006 was due to the use of the Company’s line of credit (the “Line”) and the addition of a short-term note to finance the assets and liabilities of the 2005 acquisition, the additional operating cash flow requirements of additional business in 2006, and rising interest rates. The increase in interest expense from 2004 to 2005 was due to higher levels of receivables and inventory related to the 2005 acquisition and higher interest rates. The average daily balance on the Line and short-term note was $10.0 million, $4.4 million, and $2.6 million in 2006, 2005 and 2004. Interest rates paid on the debt ranged from 7.25% to 8.25% in 2006, from 5.25% to 7.25% in 2005, and from 4.00% to 5.25% in 2004. With the growth attributed to the 2005 acquisition and through additional organic growth, the Company expects interest expense will be higher in the future as the Line and short-term note are used to support the additional business opportunities.

The increase in operating expense from 2004 to 2005 was $2.3 million, or an increase of 34%. A 32% increase in SG&A expenses in 2005 resulted primarily from the acquired operations along with planned increases in sales and marketing activities. The increase in SG&A expenses was comparable to the 30% increase in sales. SG&A expenses were 20% of sales in 2005, compared to 19% in 2004.

INCOME TAXES (BENEFIT) EXPENSE AND NET (LOSS) INCOME

The effective tax rates used for 2006, 2005 and 2004 were (41%), 38%, and 31%, respectively. Included in the tax benefit in 2006 was the tax affect of approximately $2.9 million of accumulated net operating loss that the Company expects to utilize as a carry back to 2005 and 2004 and receive tax refunds. The increase in the effective tax rate from 2004 to 2005 reflected a decrease in foreign sales that had provided an extra-territorial income tax incentive.

(Loss) income before taxes, income taxes (benefit) expense, and net (loss) income for 2006, 2005 and 2004 were as follows:

($ in thousands)	2006	2005	2004
(Loss) income before taxes	$(3,144)	$1,519	$1,286
Income tax (benefit) expense	(1,282)	582	402

Net (loss) income	$(1,862)	$937	$884

(Loss) earnings per share for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Basic (loss) earnings per common share	$(0.30)	$0.16	$0.16
Diluted (loss) earnings per common share	$(0.30)	$0.15	$0.14
Weighted average number of shares outstanding:
Basic	6,252,209	5,867,986	5,572,811
Diluted	6,252,209	6,284,439	6,121,675

The earnings per share for the periods noted were affected by the items discussed elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. In 2006, although the Company had sales growth due to solid organic growth in programs with existing customers coupled with the business acquired with the 2005 acquisition, the Company incurred additional costs associated with the Plan, start up inefficiencies in the operational areas, and other one-time charges.

The Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth. As a result of the Plan, the Company is working towards gaining efficiencies in its operational areas that will result in favorable operating results. In addition, the Company is evaluating and challenging existing businesses that consistently perform below expected results and is taking a more strategic approach to new opportunities. The Company is focused on opportunities where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs.

The increase in net income from 2004 to 2005 was due to an increase in service sales, primarily due to the acquired service operations and due to organic growth.

LIQUIDITY AND CAPITAL RESOURCES

A summary of current assets as of December 31, 2006 and 2005 were as follows:

($ in thousands)	2006	2005
Accounts receivable	$17,718	$12,556
Inventory	11,732	9,233
Other current assets	2,429	1,740

Total current assets	$31,879	$23,529

A summary of current liabilities as of December 31, 2006 and 2005 were as follows:

($ in thousands)	2006	2005
Line of credit	$9,109	$9,336
Short-term note	4,000	—
Accounts payable	11,851	6,122
Other current liabilities	2,204	2,206

Total current liabilities	$27,164	$17,664

Net cash used in operating activities were $4.3 million, $4.8 million, and $0.1 million in 2006, 2005 and 2004, respectively. Net (loss) income in 2006, 2005 and 2004 as adjusted for the effects of the non-cash items, which primarily include depreciation expense, stock-based compensation expense, accounts receivable reserves, inventory reserves, and provision for deferred taxes, used cash in operations of $2.1 million in 2006 and provided cash in operating activities of $1.3 million and $1.7 million in 2005 and 2004, respectively. Change in the working capital components required a net cash outlay of $2.1 million, $6.1 million, and $1.8 million in 2006, 2005 and 2004, respectively. In 2006, cash outlay was affected by the net loss generated for the year combined with the increased levels of accounts receivable, inventory, and accounts payable caused by the growth in revenues and production in 2006.

Net cash used in investing activities was $0.9 million, $0.1 million, and $0.3 million in 2006, 2005 and 2004, respectively. The Company’s use of cash in investing activities was for the purchase of equipment, including computer equipment and leasehold improvements in 2006, and computer equipment and software in 2005 and 2004. In 2005, the Company assumed $0.1 million cash in the 2005 acquisition. In 2007, the Company plans to re-engage the implementation of their ERP LN systems initiative and plans to have it fully implemented by the end of the year. The estimated cost of the system initiative is $1.1 million.

Net cash provided by financing activities was $4.7 million, $5.4 million, and $0.4 million in 2006, 2005 and 2004, respectively. In 2006, net cash provided by financing activities primarily included proceeds from the short term note of $4.0 million, as described below, and $0.7 million from the exercise of stock options. In 2005, the net cash provided by financing activities was used to support the 2005 acquisition and the increased business opportunities it provided.

The Company is a borrower under a revolving credit promissory note (the “Line”) dated November 19, 2003, as amended, by and between the Company and KeyBank. On September 29, 2006, the Company entered into a Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note (the “Amendment”) with KeyBank. The Amendment extended the maturity date of the Line to May 15, 2008 (previously such maturity date was May 15, 2007) and adjusted certain financial covenants. The Line provides a maximum line of credit of $11.0 million, subject to borrowing base restrictions. The borrowing base is determined as the lesser of 1) $11.0 million or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 50% of the aggregate amount of eligible inventory, not to exceed the lesser of $7.5 million or 50% of the then outstanding principal balance of all loans, (c) minus the principal balance of the Term Note (as defined below). In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants.

The Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. As of December 31, 2006, the maximum available borrowing base was $11.0 million, with unused capacity of $1.9 million. As of December 31, 2006 and 2005, the outstanding balance on the Line was $9.1 million and $9.3 million, respectively. The average debt balance in 2006 was $10.0 million.

The outstanding balance on the Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. The borrowing rate on the Line was 7.7625% and 7.25% at December 31, 2006 and 2005, respectively. The weighted average interest rate for 2006 was 7.94%, with the interest rate ranging from 7.25% to 8.25%. In addition, the unused Line capacity is subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including a total debt to tangible net worth and the operating cash flow to total fixed charge ratio. As of December 31, 2006, the Company was not in compliance with these two financial covenants. KeyBank granted a waiver of the covenants for the quarter ended December 31, 2006.

Pursuant to the Amendment to the Line, the Company entered into a term loan with KeyBank, in the principal amount of $4.0 million, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on December 31, 2006. The Term Note has a maturity date of May 15, 2007. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. The proceeds were used to pay the $2.0 million short-term note entered into on June 23, 2006 and to reduce the outstanding balance on the Line, thereby increasing the Line’s availability to fund working capital needs. The Company is working with KeyBank on extending the Term Note, or creating an alternative financing vehicle.

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

In November 2006, the Company announced an intention to acquire Aspan Computer Repair Laboratories B.V., located near Amsterdam, The Netherlands, under a non-binding letter of intent. As of the date of this Form 10-K, the Company has not completed this acquisition and will not likely complete it before the expiration of the current letter of intent. Management of the Company is actively negotiating new terms for this transaction with the owner and plans to have a transaction completed by the end of 2007.

CONTRACTUAL OBLIGATIONS

The Company leases operating and sales facilities under various operating leases that expire between 2007 and 2010. The leases contain annual escalators intended to cover inflationary costs over the life of the leases. The Company has entered into employment contracts with certain key executives. Such agreements provide for annual salaries, bonuses and severances, and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations as of December 31, 2006:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit obligations (1)	$10,179	$10,179	$—	$—	$—
Term loan (1)	4,118	4,118	—	—	—
Operating lease obligations	5,766	2,088	3,584	94	—
Purchase obligations	7,119	7,119	—	—	—

Total	$27,182	$23,504	$3,584	$94	$—

(1)

Includes estimated interest expense using the 2006 end of year interest rate and the maturity dates of the respective debts. The principal balance used in the calculation was the 2006 average debt balance for the revolving credit obligation and the outstanding principal balance for the Term loan.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on our Form 10-K for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The methodologies and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash, accounts receivable, accounts payable and other accrued expenses are carried at cost as this approximates fair value due to their short-term nature.

•	Line of credit and short-term notes have variable rates that reflect currently available terms and conditions for similar debt.

Revenue Recognition – Revenues are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership, and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. For product sales, this occurs upon transference of title to the customer. For repair sales, this occurs upon completion of the repair work and the item is either returned to the customer, or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair programs. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods. The Company recognizes revenue on a pro-rata basis over the service period. For inventory and logistics management program, revenue is recognized in the month in which the services are provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage of completion basis.

Allowance for Doubtful Accounts - The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory and Respective Reserves - The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.

Property and Equipment – Property and equipment are stated at cost. Depreciation is calculated for financial reporting purposes on a straight-line basis over the estimated service lives of the respective assets. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are depreciated over the shorter of useful life or remaining lease term. Technology licenses are amortized over their terms. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is reported in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized.

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize an impairment loss whenever evidence exists that the carrying value is not recoverable.

Product Warranty – The Company provides a limited warranty for defects in material or workmanship on the Company’s products and repair services. The warranty periods generally range from one to two years, and involve repairing or replacing any defective component returned within the warranty period. The warranty is limited to the original customer. The historical warranty cost of material has been nominal, as most components used in the Company’s products have warranties with the component suppliers.

Plant Consolidation Costs – The Company recognizes costs associated with the plant consolidation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation was recognized and measured at its fair value in the period in which the liability was incurred. The one-time termination benefits for the terminated associates were ratably expensed over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which has no future economic benefit to the Company, was recognized and measured at its fair value in the period the Company ceased to use the facility for its intended use. In periods subsequent to the initial estimate of the lease costs on the abandoned facility, changes in the assumptions used to calculate the liability are evaluated and adjustments to the liability are recognized in the period of change.

Stock-Based Compensation – For the years ended December 31, 2005 and 2004, the Company used the intrinsic value-based method to record compensation costs related to share-based payment transactions. The Company did not recognize compensation costs related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its statement of operations prior to January 1, 2006. The Company recognizes the cost of these awards on a straight-line basis over the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Shared Based Payment (“SFAS No. 123(R)”), and related interpretations using the modified-prospective transition method. Under this method, the Company expenses the compensation cost for stock-based awards granted on or subsequent to January 1, 2006 over the stock options’ vesting period, and have valued them based on fair value at the grant date as determined in accordance with SFAS No. 123(R). Results for prior periods have not been restated.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP”). The FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. The Company elected to follow the transition guidance in SFAS No. 123(R), and recognized a deferred tax asset in 2006 of $333,000 on compensation expense that the Company would have deducted for any nonqualified incentive stock options at the adoption of SFAS No. 123(R). The offset is an increase to the additional paid-in capital.

Recently Issued Accounting Pronouncement - In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations, and does not expect it to have a material impact on its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”), effective for the Company beginning on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the staff’s views regarding the effects of prior year misstatements when quantifying misstatements in current year financial statements. The SEC staff issued SAB No. 108 to address the diversity in practice in quantifying material financial statement misstatements and the potential, under current practice, for the build up of improper amounts on the balance sheet. The effective date of SAB 108 is for fiscal years ending on or before November 15, 2006. This pronouncement did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for the Company beginning on January 1, 2008. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in commodity trading activities and does not enter into derivative financial instruments for speculative trading purposes. The Company also does not engage in transactions in foreign currencies that would expose itself to additional market risk. In the normal course of business, the Company’s operations are exposed to interest rate risk. The primary interest rate risk exposure relates to (i) the ability to refinance the line of credit at market rates, and (ii) the impact of interest rate movements on the ability to meet interest expense requirements and financial covenants under the Company’s debt instruments.

As a borrower under the Line and Term Note, the Company is exposed to changes in interest rates. The outstanding balance on the Line bears interest at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. The borrowing rate on the Line was 7.7625% at December 31, 2006. A 1% increase in interest rate may cause an additional $0.1 million in annual expense on the total available Line of $11.0 million. The principal amount on the Term Note of $4.0 million bears interest at an annual rate equal to the prime rate less 0.25%. A 1% increase in interest rate may cause less than $0.1 million in annual expense on the Term Note. The Company believes that the effect of changes in interest rates will not adversely affect the Company’s financial position, results of operations and cash flows.

The Company’s market risk associated with foreign currency rates is not considered to be material. Through 2006, the Company had minor amounts of transactions that were denominated in currencies other than the United States dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc.

Groveport, Ohio

We have audited the accompanying balance sheets of Pinnacle Data Systems, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits also include the information in the financial statement schedule for the years ended December 31, 2006 and 2005, listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ HAUSSER + TAYLOR LLC

Columbus, Ohio March 21, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc.

Groveport, Ohio

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Pinnacle Data Systems, Inc. (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Pinnacle Data Systems, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 financial statement schedule, when considered in relation to the basic 2004 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio February 15, 2005

PINNACLE DATA SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$42,000	$486,000
Accounts receivable, net of allowance for doubtful accounts of $138,000 and $70,000, respectively	17,718,000	12,556,000
Inventory, net	11,732,000	9,233,000
Prepaid expenses	499,000	421,000
Income taxes receivable	1,030,000	—
Deferred income taxes	858,000	833,000

Total current assets	31,879,000	23,529,000

PROPERTY AND EQUIPMENT
Leasehold improvements	511,000	329,000
Furniture and fixtures	408,000	389,000
Computer equipment and related software	3,373,000	2,715,000
Shop equipment	619,000	599,000

Total property and equipment, cost	4,911,000	4,032,000
Less accumulated depreciation and amortization	(3,667,000)	(3,250,000)

Total property and equipment, net	1,244,000	782,000

OTHER ASSETS
Deferred income taxes	597,000	—
Other assets	138,000	108,000

Total other assets	735,000	108,000

TOTAL ASSETS	$33,858,000	$24,419,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$9,109,000	$9,336,000
Short-term note	4,000,000	—
Accounts payable	11,851,000	6,122,000
Accrued expenses:
Wages, payroll taxes and benefits	1,053,000	978,000
Other	947,000	653,000
Income taxes	—	366,000
Unearned revenue	204,000	209,000

Total current liabilities	27,164,000	17,664,000

LONG-TERM LIABILITIES
Deferred income taxes	—	63,000
Accrued other	675,000	—

Total long-term liabilities	675,000	63,000

TOTAL LIABILITIES	27,839,000	17,727,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,363,448 and 5,985,356 shares issued and outstanding, respectively	3,435,000	2,755,000
Additional paid-in capital	1,263,000	754,000
Retained earnings	1,321,000	3,183,000

Total stockholders’ equity	6,019,000	6,692,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,858,000	$24,419,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
SALES
Product sales	$65,344,000	$34,444,000	$28,351,000
Services sales	10,576,000	10,162,000	6,046,000

Total sales	75,920,000	44,606,000	34,397,000

COST OF SALES
Product sales	56,583,000	30,155,000	22,653,000
Services sales	5,020,000	3,904,000	3,729,000

Total cost of sales	61,603,000	34,059,000	26,382,000

GROSS PROFIT	14,317,000	10,547,000	8,015,000
OPERATING EXPENSES	16,661,000	8,739,000	6,616,000

(LOSS) INCOME FROM OPERATIONS	(2,344,000)	1,808,000	1,399,000

OTHER EXPENSE
Interest expense	800,000	289,000	113,000

(LOSS) INCOME BEFORE INCOME TAXES	(3,144,000)	1,519,000	1,286,000
INCOME TAX (BENEFIT) EXPENSE	(1,282,000)	582,000	402,000

NET (LOSS) INCOME	$(1,862,000)	$937,000	$884,000

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.30)	$0.16	$0.16

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.30)	$0.15	$0.14

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance - December 31, 2003	5,539,796	$2,172,000	$502,000	$1,362,000	$4,036,000
Options and warrants exercised	93,000	94,000	—	—	94,000
Treasury stock redeemed	(3,990)	—	—	—	—
Tax benefits from employee stock options plan	—	—	41,000	—	41,000
Net income	—	—	—	884,000	884,000

Balance - December 31, 2004	5,628,806	2,266,000	543,000	2,246,000	5,055,000

Options and warrants exercised	356,550	489,000	—	—	489,000
Tax benefits from employee stock options plan	—	—	211,000	—	211,000
Net income	—	—	—	937,000	937,000

Balance - December 31, 2005	5,985,356	2,755,000	754,000	3,183,000	6,692,000

Options and warrants exercised	378,092	680,000	—	—	680,000
Tax benefits from employee stock options plan	—	—	333,000	—	333,000
Stock-based compensation expense	—	—	176,000	—	176,000
Net loss	—	—	—	(1,862,000)	(1,862,000)

Balance - December 31, 2006	6,363,448	$3,435,000	$1,263,000	$1,321,000	$6,019,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,862,000)	$937,000	$884,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	417,000	485,000	554,000
Stock-based compensation expense	176,000	—	—
Provision for doubtful accounts	241,000	10,000	—
Inventory reserves	(736,000)	271,000	271,000
Provision for deferred taxes	(352,000)	(394,000)	(3,000)
Loss on disposal of property and equipment	—	2,000	2,000
(Increase)/decrease in assets:
Accounts receivable	(5,403,000)	(4,349,000)	728,000
Inventory	(1,764,000)	(970,000)	(2,405,000)
Prepaid expenses and other assets	(107,000)	(6,000)	(44,000)
Income taxes receivable	(1,030,000)	382,000	(130,000)
Increase/(decrease) in liabilities:
Accounts payable	5,395,000	(1,016,000)	(3,000)
Accrued expenses and taxes	765,000	(174,000)	37,000
Unearned revenue	(6,000)	17,000	14,000

Total adjustments	(2,404,000)	(5,742,000)	(979,000)

Net cash used in operating activities	(4,266,000)	(4,805,000)	(95,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(878,000)	(243,000)	(344,000)
Cash assumed from acquisition	—	125,000	—

Net cash used in investing activities	(878,000)	(118,000)	(344,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from line of credit	(227,000)	6,811,000	38,000
Proceeds from short-term note	4,000,000	—	—
Outstanding checks in excess of funds on deposit	248,000	382,000	315,000
Proceeds from stock options exercised	679,000	489,000	94,000
Payment of debt assumed in acquisition	—	(2,282,000)	—
Principal payments on capital lease obligation	—	(6,000)	(5,000)

Net cash provided by financing activities	4,700,000	5,394,000	442,000

(DECREASE) INCREASE IN CASH	(444,000)	471,000	3,000
Cash at beginning of year	486,000	15,000	12,000

Cash at end of year	$42,000	$486,000	$15,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$714,000	$253,000	$104,000

Income taxes paid, net of refunds	$457,000	$227,000	$481,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Inventory capitalized as computer equipment	$—	$2,000	$76,000

Income tax benefit from stock option plans credited to additional paid-in-capital	$333,000	$211,000	$41,000

Equipment acquired through capital lease	$—	$—	$11,000

Assets and liabilities assumed in acquisition:
Accounts receivable		$3,818,000
Inventory		4,456,000
Prepaid expenses		104,000
Computer equipment		53,000
Other assets		157,000

Total assets		$8,588,000
Accounts payable		$4,580,000
Wages, payroll taxes and benefits		564,000
Other accrued expenses		1,110,000
Unearned revenue		178,000
Other debt		2,281,000

Total liabilities		$8,713,000

The accompanying notes are an integral part of these financial statements.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

1.	Organization

Nature of Business - Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of its world-leading Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customer base in the computer and network, imaging, medical, telecommunications, defense, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ product speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products, including depot repair, advanced exchange, contact center support and end-of-life control.

On August 15, 2005, the Company acquired the assets and certain liabilities of GNP Computers, Inc. (“GNP”). The acquired operations include computer system design, manufacturing, and lifecycle management for OEMs and ISVs in a broad range of industries. The financial results of the acquired operations from the date of the acquisition are included in the financial results reported for the Company.

2.	Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and contingent assets, liabilities, revenue and expenses. Actual results may differ from those estimates.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to a concentration of credit risk, primarily consist of accounts receivable. The Company grants credit to its customers, which vary in terms of size, geographic location and financial strength. Customer payment terms typically range from 30 to 60 days. Customer balances are monitored and evaluated on a regular basis to ensure collectibility and to assess any known risk of loss surrounding the customer.

For 2006, the Company had three customers that generated revenues of approximately $17.4 million, $15.0 million, and $5.9 million or 23%, 20%, and 8% respectively, of total revenues. In the statements of operations, approximately 2% of the revenues from these customers were included in service sales and 98% was included in product sales. In addition, these customers represented 24%, 33%, and 8%, respectively, of accounts receivable at December 31, 2006.

For 2005, the Company had three customers that generated revenues of approximately $5.8 million, $5.5 million, and $4.4 million, or 13%, 12%, and 10%, respectively, of total revenues. In the statements of operations, approximately 3% of the revenues from these customers is included in service sales and 97% is included in product sales. In addition, these customers represented 20%, 6%, and 17%, respectively, of accounts receivable at December 31, 2005.

For 2004, the Company had three customers that generated revenues of approximately $5.6 million, $5.6 million, and $3.8 million, or 16%, 16%, and 11%, respectively, of total revenues. In the statements of operations, approximately 2% of the revenues from these customers is included in service sales and 98% is included in product sales. In addition, these customers represented 15%, 10, and 3%, respectively, of accounts receivable at December 31, 2004.

The Company’s cash balances, which are in excess of federally insured levels, are maintained at large regional financial institutions. The Company monitors the cash balances to minimize the risk of loss.

Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The methodologies and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash, accounts receivable, accounts payable and other accrued expenses are carried at cost as this approximates fair value due to their short-term nature.

•	Line of credit and short-term notes have variable rates that reflect currently available terms and conditions for similar debt.

Revenue Recognition – Revenues are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership, and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. For product sales, this occurs upon transference of title to the customer. For repair sales, this occurs upon completion of the repair work and the item is either returned to the customer, or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair programs. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods. The Company recognizes revenue on a pro-rata basis over the service period. For inventory and logistics management program, revenue is recognized in the month in which the services are provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage of completion basis.

Advertising – The Company’s advertising efforts are associated with nondirect-response programs. The costs are expensed as incurred, or when appropriate, deferred until the advertisement first occurs. The Company expensed $27,000, $93,000, and $83,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development – Research and development costs are generally customer-sponsored. Any costs not sponsored by a customer are expensed as incurred and would not have been material for the years ended December 31, 2006, 2005 and 2004.

Cash and Cash Equivalents – The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2006 or 2005.

Allowance for Doubtful Accounts - The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

On May 8, 2006, Silicon Graphics, Inc. (“SGI”) announced that it had reached an agreement with all of its Senior Secured bank lenders and with holders of a significant amount of its Senior Secured debt on the terms of a reorganization plan, filing voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. On September 6, 2006, the Company executed an Assumption and Cure Agreement (“Cure Agreement”) with SGI whereby SGI paid the Company 70% of the Company’s pre-petition claims on outstanding receivables, or $437,000. A net charge of $188,000 was recorded against the SGI receivables for the year ended December 31, 2006.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Inventories - Inventories are valued at average cost, not in excess of market. Inventory at December 31, 2006 and 2005 was comprised of the following (net of inventory reserves):

	December 31, 2006	December 31, 2005
Component parts (raw materials)	$9,855,000	$6,849,000
Work-in-process	1,169,000	1,075,000
Finished goods	708,000	1,309,000

	$11,732,000	$9,233,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2006 and 2005, the Company provided a reserve of approximately $1,996,000 and $2,732,000, respectively, to reduce the carrying value of inventory.

Property and Equipment – Property and equipment are stated at cost. Depreciation is calculated for financial reporting purposes on a straight-line basis over the estimated service lives of the respective assets. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are depreciated over the shorter of useful life or remaining lease term. Technology licenses are amortized over their terms. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is reported in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Depreciation expense was $417,000, $485,000, and $554,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize an impairment loss whenever evidence exists that the carrying value is not recoverable. The Company had no impairment charges in 2006, 2005 and 2004.

Product Warranty – The Company provides a limited warranty for defects in material or workmanship on the Company’s products and repair services. The warranty periods generally range from one to two years, and involve repairing or replacing any defective component returned within the warranty period. The warranty is limited to the original customer. The historical warranty cost of material has been nominal, as most components used in the Company’s products have warranties with the component suppliers.

Plant Consolidation Costs – The Company recognizes costs associated with the plant consolidation as discussed in Note 4 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation was recognized and measured at its fair value in the period in which the liability was incurred. The one-time termination benefits for the terminated associates were ratably expensed over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which has no future economic benefit to the Company, was recognized and measured at its fair value in the period the Company ceased to use the facility for its intended use. In periods subsequent to the initial estimate of the lease costs on the abandoned facility, changes in the assumptions used to calculate the liability are evaluated and adjustments to the liability are recognized in the period of change.

Stock-Based Compensation – For the years ended December 31, 2005 and 2004, the Company used the intrinsic value-based method to record compensation costs related to share-based payment transactions. The Company did not recognize compensation costs related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its statement of operations prior to January 1, 2006. The Company recognizes the cost of these awards on a straight-line basis over the vesting period.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Shared Based Payment (“SFAS No. 123(R)”), and related interpretations using the modified-prospective transition method. Under this method, the Company expenses the compensation cost for stock-based awards granted on or subsequent to January 1, 2006 over the stock options’ vesting period, and have valued them based on fair value at the grant date as determined in accordance with SFAS No. 123(R). Results for prior periods have not been restated. Stock based compensation expense recognized for the three month period and the year ended December 31, 2006 was $54,000 and $176,000, respectively, and was recognized as a component of “Operating Expenses” within the Statements of Operations.

Effective November 17, 2005, the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company under various stock option plans. Because of this action, options to purchase approximately 1,186,000 shares of our common stock that would otherwise have vested over the next one to four years became fully vested.

The decision to accelerate the vesting of these options was considered to be in the best interest of the Company’s stockholders, and was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R). Because of the acceleration of the vesting period of such options, it was anticipated the Company’s non-cash compensation expense related to these options would be reduced by approximately $890,000 (pre-tax) over fiscal years 2006 through 2009, based on estimated value as calculated using the Black-Scholes methodology.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP”). The FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. The Company elected to follow the transition guidance in SFAS No. 123(R), and recognized a deferred tax asset in 2006 of $333,000 on compensation expense that the Company would have deducted for any nonqualified incentive stock options at the adoption of SFAS No. 123(R). The offset is an increase to the additional paid-in capital.

Pro forma information regarding net (loss) income and (loss) earnings per share for 2005 and prior is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The Company utilized the intrinsic value-based method for accounting for employee stock options or similar equity instruments in 2005 and prior; therefore, the Company did not record any compensation cost in the statements of operations for stock-based employee compensation awards.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma (loss) income and (loss) earnings per share are as follows for the comparative periods:

	For the Years Ended December 31,
	2005	2004
Net income (loss), as reported	$937,000	$884,000
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,523,000)	(337,000)

Net income (loss), pro forma	$(586,000)	$547,000
Basic earnings (loss) per common share:
As reported	$0.16	$0.16
Pro forma	$0.15	$0.14
Diluted earnings (loss) per common share:
As reported	$(0.10)	$0.10
Pro forma	$(0.10)	$0.09

Recently Issued Accounting Pronouncement - In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations, and does not expect it to have a material impact on its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”), effective for the Company beginning on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the staff’s views regarding the effects of prior year misstatements when quantifying misstatements in current year financial statements. The SEC staff issued SAB No. 108 to address the diversity in practice in quantifying material financial statement misstatements and the potential, under current practice, for the build up of improper amounts on the balance sheet. The effective date of SAB 108 is for fiscal years ending on or before November 15, 2006. This pronouncement did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for the Company beginning on January 1, 2008. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

3. Life Insurance

The Company has purchased, and is the beneficiary, of a term life insurance policy on a key employee of the Company. The total amount of coverage at December 31, 2006 was $10,000,000.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

4. Consolidation of Facilities

On June 2, 2006, the Company announced an operational improvement plan (the “Plan”) to upgrade its headquarters facility in Groveport, Ohio, open a warehouse and logistics facility in Groveport, Ohio, and consolidate the Company’s Monrovia, California operations into the Groveport, Ohio facilities. The Company invested approximately $400,000 in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio.

The Company incurred $1,635,000 for the year ended December 31, 2006 for costs associated with the Plan. The amounts have been recorded as a component of “Operating Expenses” within the Statements of Operations. The costs included; $242,000 for termination and severance benefits for associates, $1,150,000 for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $243,000 for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant and vacating the Monrovia facility could alter the estimated lease contract termination costs. Additional lease termination costs for the Company’s pro-rata share of broker fees and tenant improvements, net of rent adjustments, may create additional charges in future periods, which cannot be estimated at this time.

The following table summarizes the accrued expenses associated with the Plan during the year ended December 31, 2006:

	Severance and Termination Benefits	Abandoned Facility	Travel, Training and Relocation Costs	Total
Accrual as of January 1, 2006	$—	$—	$—	$—
Charges to operating expense	242,000	1,150,000	243,000	1,635,000
Cash utilization	(207,000)	(282,000)	(243,000)	(732,000)

Accrual as of December 31, 2006	$35,000	$868,000	$—	$903,000

Accrual as of December 31, 2006
Current portion of accrual	$35,000	$312,000	$—	$347,000

Long term portion of accrual	$—	$556,000	$—	$556,000

5. Debt

The Company is a borrower under a revolving credit promissory note (the “Line”) dated November 19, 2003, as amended, by and between the Company and KeyBank National Association (“KeyBank”). On September 29, 2006, the Company entered into a Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note with KeyBank. The Amendment extended the maturity date of the Line to May 15, 2008 (previously such maturity date was May 15, 2007) and adjusted certain financial covenants. The Line provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions. The borrowing base is determined as the lesser of 1) $11,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 50% of the aggregate amount of eligible inventory, not to exceed the lesser of $7,500,000 or 50% of the then outstanding principal balance of all loans, (c) minus the principal balance of the Term Note (as defined below). In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants.

The Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. As of December 31, 2006, the maximum available borrowing base was $11,000,000, with unused capacity of $1,891,000. As of December 31, 2006 and 2005, the outstanding balance on the Line was $9,109,000 and $9,336,000, respectively. The average debt balance in 2006 was $10,055,000.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

At the Company’s discretion, the outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate or the overnight LIBOR plus 2.45%. The borrowing rate on the Line was 7.7625% and 7.25% at December 31, 2006 and 2005, respectively. The weighted average interest rate for 2006 was 7.94%, with the interest rate ranging from 7.25% to 8.25%. In addition, the unused Line capacity is subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including a total debt to tangible net worth and the operating cash flow to total fixed charge ratio. As of December 31, 2006, the Company was not in compliance with these two financial covenants. KeyBank granted a waiver of the covenants for the quarter ended December 31, 2006.

Pursuant to an amendment to the Line, the Company entered into a term loan with KeyBank, in the principal amount of $4,000,000, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on December 31, 2006. The Term Note has a maturity date of May 15, 2007. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. The proceeds were used to pay the $2,000,000 short-term note entered into on June 23, 2006 and to reduce the outstanding balance on the Line, thereby increasing the Line’s availability to fund working capital needs.

6. Stock Options

On May 5, 2005, the shareholders approved and the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1995 Stock Option Plan that had been adopted on December 19, 1995 (the “1995 Plan”). For stock options granted under both plans, an employee may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. If the grantee owns more than 10% of the Company’s stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant. At the inception of the 2005 Plan, the aggregate number of Company common shares that could be granted was 2,386,250 shares, which included 386,250 shares converted to the 2005 Plan from the termination of the 1995 Plan. The aggregate number of common shares that may be granted under the 2005 Plan increases on the last day of each fiscal year beginning in 2005 equal to the lessor of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors. The annual increase in grantable shares was 318,172 and 299,268, 5% of the outstanding shares on December 31, 2006 and 2005, respectively. At December 31, 2006, under the 2005 Plan, the Company had 1,297,190 shares available for future grants. Incentive options available under the 2005 Plan must be granted by May 5, 2015.

On March 22, 2000, the Company adopted the Pinnacle Data Systems, Inc., 2000 Director Stock Option Plan (the “2000 Director Plan”), which was subsequently approved by the shareholders on June 24, 2000. Under the Director Plan, 500,000 shares are reserved for issuance to Directors who are not employees of the Company (“Outside Directors”). For stock options granted under the Director Plan, Outside Directors may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuance of stock options to Outside Directors was made by entering into individual stock option agreements. At December 31, 2006 under the 2000 Director Plan, the Company had 216,000 shares available for future grants.

Although the Board of Directors has the authority to set other terms, in 2005 and prior the options granted were generally exercisable one year from the date of grant. In 2006 and going forward, the options granted will generally be exercisable in three to five years from the date of grant.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The stock option activity and weighted average exercise prices for the periods reported were as follows:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Employee Stock Option Plan
Outstanding at January 1	2,008,900	$2.57	1,256,950	$2.02	1,170,500	$1.92
Granted	734,000	$3.05	1,023,500	$3.02	211,500	$2.28
Exercised	(429,450)	$1.94	(222,550)	$1.20	(73,000)	$0.90
Forfeited	(549,350)	$3.11	(49,000)	$3.80	(52,050)	$2.24

Outstanding at December 31	1,764,100	$2.75	2,008,900	$2.57	1,256,950	$2.02

Exercise price range of options outstanding	$0.75 to $5.25		$0.75 to $5.25		$0.63 to $5.25
Director Stock Option Plan
Outstanding at January 1	110,000	$1.94	270,000	$1.90	290,000	$1.88
Granted	20,000	$2.80	—	—	20,000	$2.63
Exercised	—	—	(134,000)	$1.49	(20,000)	$2.35
Forfeited	—	—	(26,000)	$3.88	(20,000)	$1.82

Outstanding at December 31	130,000	$2.07	110,000	$1.94	270,000	$1.90

Exercise price range of options outstanding	$0.75 to $3.88		$0.75 to $3.88		$0.75 to $3.88

Information concerning the outstanding and exercisable options at December 31, 2006 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.03	163,350	1.50	$0.85	163,350	$0.85
$1.85 - $2.70	478,950	6.54	$2.28	428,950	$2.24
$2.80 - $3.88	1,248,800	8.61	$3.11	654,800	$3.14
$4.69 - $5.25	3,000	3.79	$4.88	3,000	$4.88

	1,894,100	7.46	$2.71	1,250,100	$2.54

At December 31, 2006, the total cost related to nonvested awards not yet recognized as expense was $867,000, and will be recognized over a weighted-average period of approximately three years. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the stock options exercised was $505,000, $546,000 and $132,000 for 2006, 2005 and 2004, respectively.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The stock options granted in 2006 were granted under the 2005 Plan. The fair value of the stock options was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Risk-free interest rate	5.0%	4.2%	4.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	77.8%	71.5%	88.6%
Weighted average expected life in years	6.4	8.0	9.0
Weighted average fair value	$3.05	$3.02	$2.00

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

7. Operating Lease

The Company leases operating and sales facilities under various operating leases that expire between 2007 and 2010. The Company has an option to extend two leases for an additional five years beyond the expiration date in 2009. Minimum future lease payments under the operating leases as of December 31, 2006 were:

2007	$2,088,000
2008	2,077,000
2009	1,507,000
2010	94,000

$5,766,000

The rent expense for operating leases and other month-to-month rental obligations totaled $1,537,000, $1,211,000 and $690,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The facility leases contain annual escalators intended to cover inflationary costs over the life of the leases.

8. Profit Sharing and 401(k) Savings Plan

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. Participation in the plan is available to all employees with a minimum three months of service, and each participant may elect to contribute a portion of their salary, subject to Internal Revenue limits.

The Company, at its discretion, may contribute to the employee’s account an amount up to 25% of the first 6% the employee contributions, with an annual maximum match of $4,500 per employee. The amount expensed for the company match was $57,000, $69,000 and $32,000 in 2006, 2005 and 2004, respectively.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

9. Income Taxes

Net deferred tax assets in the Balance Sheet was as follows:

	2006	2005
Deferred tax assets
Inventory reserves	$376,000	$540,000
Lease accrual	347,000	—
Stock option	333,000	—
Net operating loss	166,000	—
Uniform capitalization	119,000	125,000
Allowance for doubtful accounts	55,000	28,000
Severance accrual	42,000	32,000
Vacation accrual	33,000	45,000
Warranty accrual	30,000	38,000
Other accruals from acquisition	6,000	25,000

Deferred tax asset	1,507,000	833,000

Deferred tax liabilities
Depreciation	52,000	63,000

Net deferred tax asset	$1,455,000	$770,000

The net current and non-current components of deferred income taxes recognized in the Balance Sheet were as follows:

	2006	2005
Current deferred income tax asset (classified as current assets)	$858,000	$833,000
Non-current deferred income tax asset (classified as other assets)	597,000	—
Non-current deferred income tax liability (classified as long-term liabilities)	—	(63,000)

	$1,455,000	$770,000

The components of the tax (benefit) expense for the years ended December 31 were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(803,000)	$738,000	$341,000
State and local	(127,000)	238,000	64,000

	(930,000)	976,000	405,000

Deferred:
Federal	(299,000)	(332,000)	—
State and local	(53,000)	(62,000)	(3,000)

	(352,000)	(394,000)	(3,000)

Total tax (benefit) expense	$(1,282,000)	$582,000	$402,000

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Reconciliation of the tax expense computed at the federal statutory rate of 34% and that reported for financial statement purposes was as follows:

	For the Years Ended December 31,
	2006	2005	2004
Income tax (benefit) provision at statutory rate	$(1,069,000)	$517,000	$437,000
State income taxes, net of federal income tax provision	(79,000)	116,000	40,000
Tax effect of permanent differences	(87,000)	(13,000)	(49,000)
Other	(47,000)	(38,000)	(26,000)

Total income tax (benefit) provision	$(1,282,000)	$582,000	$402,000

At December 31, 2006, the Company had $2,878,000 of accumulated net operating loss for tax purposes. For federal purposes, the Company believes that approximately $2,777,000 will carry back to 2005 and 2004. The remaining federal tax net operating loss of $101,000 expires, if unused, in 2027. For state income tax purposes the net operating loss carry forwards of approximately $1,123,000 will expire beginning in 2008.

10. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent shares (“EPS”) were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the period noted above.

The following table presents a reconciliation from basic EPS to diluted EPS for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended December 31,
	2006	2005	2004
Net (loss) income	$(1,862,000)	$937,000	$884,000
Determination of common shares:
Average common shares outstanding	6,252,209	5,867,986	5,572,811
Assumed conversions of dilutive stock options	—	416,453	548,864

Diluted average common shares outstanding	6,252,209	6,284,439	6,121,675

Basic (loss) earnings per common share:	$(0.30)	$0.16	$0.16
Diluted (loss) earnings per common share:	$(0.30)	$0.15	$0.14

At December 31, 2006, all potential common stock is considered anti-dilutive due to the net loss. The computation of diluted earnings per common shares in 2005 and 2004 excludes options to purchase 853,000 and 223,100, respectively, because the exercise price of these options was greater than the average market price of the common shares in the respective periods and therefore, they were anti-dilutive.

11. Operating Segments

The Company’s reportable segments are Product and Services. A description of the segments may be found in Item 1 of this Form 10-K, which includes a discussion of principal markets and distribution. The column noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, and include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Services segments and the segments’ effectiveness to cover the other administrative expenses of the Company.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Segment information for the years ended December 31, 2006, 2005 and 2004 was as follows:

	For Years Ended December 31,
	2006	2005	2004
Sales
Product	$65,344,000	$34,444,000	$28,351,000
Services	10,576,000	10,162,000	6,046,000

Total sales	$75,920,000	$44,606,000	$34,397,000

Gross profit
Product	$8,761,000	$4,289,000	$5,698,000
Services	5,556,000	6,258,000	2,316,000

Total gross profit	$14,317,000	$10,547,000	$8,014,000

Income (loss) from operations
Product	$3,239,000	$367,000	$2,760,000
Services	4,276,000	5,104,000	1,337,000
Other	(9,859,000)	(3,663,000)	(2,698,000)

Total income (loss) from operations	$(2,344,000)	$1,808,000	$1,399,000

Depreciation
Product	$122,000	$221,000	$261,000
Services	106,000	91,000	127,000
Other	189,000	173,000	166,000

Total depreciation	$417,000	$485,000	$554,000

Interest expense
Other	$800,000	$289,000	$113,000

Capital expenditures
Product	$59,000	$71,000	$172,000
Services	26,000	35,000	211,000
Other	793,000	137,000	37,000

Total capital expenditures	$878,000	$243,000	$420,000

Segment information at December 31, 2006 and 2005 was as follows:

	December 31, 2006	December 31, 2005
Total assets
Product	$22,624,000	$19,713,000
Services	7,411,000	2,121,000
Other	3,823,000	2,585,000

Total assets	$33,858,000	$24,419,000

Pinnacle Data Systems, Inc.

Notes to Financial Statements

12. Pro-forma Combined Statement of Operations (Unaudited)

On August 15, 2005, the Company acquired all the assets and certain liabilities of GNP. The results of the operations of GNP subsequent to August 15, 2005 are included in the Company’s Statements of Operations.

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

The unaudited pro forma combined statements of operations for the years ended December 31, 2005 and 2004 as if the acquisition of GNP had occurred on January 1, 2004 are as follows:

	For Years Ended December 31,
	2005		2004
Sales
Pinnacle Data Systems, Inc.	$44,606,000		$34,397,000
GNP	14,949,000		21,121,000
Pro forma adjustment	(3,000	) (a)	(12,000)

Total sales	$59,552,000		$55,506,000

Net Income
Pinnacle Data Systems, Inc.	$937,000		$884,000
GNP	(2,378,000)		(5,101,000)
Pro forma adjustment	139,000	(b)	653,000

Net income (loss)	$(1,302,000)		$(3,564,000)

Pinnacle Data Systems, Inc. as reported
Basic earnings per common share, pro forma	$0.16		$0.16
Diluted earnings per common share, pro forma	$0.15		$0.14
Pro forma
Basic earnings (loss) per common share, pro forma	$(0.22)		$(0.64)
Diluted earnings (loss) per common share, pro forma	$(0.22)		$(0.64)

(a)	Adjustment eliminated sales between the Company and GNP.

(b)	Adjustment to operating expense decreased depreciation as a result of purchase accounting and eliminated gross profit on sales between the Company and GNP.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

13. Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Sales	$14,958,000	$19,294,000	$15,395,000	$26,273,000
Gross profit	$2,826,000	$4,428,000	$2,401,000	$4,662,000
(Loss) income from operations	$(701,000)	$253,000	$(2,401,000)	$505,000
Net (loss) income	$(519,000)	$52,000	$(1,398,000)	$3,000
Basic (loss) earning per common share	$(0.09)	$0.01	$(0.22)	$—
Diluted (loss) earning per common share	$(0.09)	$0.01	$(0.22)	$—

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Sales	$7,494,000	$6,944,000	$14,270,000	$15,898,000
Gross profit	$2,023,000	$1,644,000	$3,092,000	$3,788,000
(Loss) income from operations	$425,000	$(30,000)	$628,000	$785,000
Net (loss) income	$246,000	$(38,000)	$339,000	$390,000
Basic (loss) earning per common share	$0.04	$(0.01)	$0.06	$0.07
Diluted (loss) earning per common share	$0.04	$(0.01)	$0.05	$0.06

14. Subsequent Event

On February 21, 2007, Robert B. Harris was terminated as the Company’s Vice President, Global Sales and Marketing and as the General Manager, International Business. In accordance with Mr. Harris’ employment agreement, the Company will record approximately $112,000 in first quarter 2007 for severance and benefits. In addition to severance payments, Mr. Harris will receive his earned fiscal year 2006 bonus and any unused vacation. In addition, 50% of all unvested stock options granted to Mr. Harris vested immediately and can be exercised before May 22, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

In addition, no change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Company’s directors, nominees for directors and the executive officers is incorporated by reference to the Company’s proxy statement for the 2006 fiscal year annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Proposal One: Election of Directors” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors Committees and Meetings” and “Executive Officers”.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the Company’s proxy statement for the 2006 fiscal year annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of beneficial owners and management is incorporated by reference to the Company’s proxy statement for the 2006 fiscal year annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions is incorporated by reference to the Company’s proxy statement for the 2006 fiscal year annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the captions: “Certain Relationships and Related Transactions” and “Board of Directors Committees and Meetings”.

Item 14.	Principal Accounting Fees and Services

Information regarding the Company’s principal accountant fees and services is incorporated by reference to the Company’s proxy statement for the 2006 fiscal year annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the caption: “Independent Registered Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K, Item 8:

Report of Independent Registered Public Accounting Firm (Hausser + Taylor LLC)

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004

Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004

Notes to the Financial Statements

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 49.

(c)	Pinnacle Data Systems Inc. Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned financial statements. Schedule II can be found on page 48.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: March 30, 2007	By	/s/ Michael R. Sayre
Michael R. Sayre President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John D. Bair John D. Bair	Chairman, Chief Technology and Innovation Officer, Director	March 30, 2007

/s/Michael R. Sayre Michael R. Sayre	President, Chief Executive Officer, (principal executive officer), Director	March 30, 2007

/s/ George A. Troutman George A. Troutman	Chief Financial Officer, Treasurer and Secretary, (principal financial officer and principal accounting officer)	March 30, 2007

Carl J. Aschinger, Jr.* Carl J. Aschinger, Jr.	Director	March 30, 2007

Benjamin Brussell* Benjamin Brussell	Director	March 30, 2007

Hugh C. Cathey* Hugh C. Cathey	Director	March 30, 2007

Thomas M. O’Leary* Thomas M. O’Leary	Director	March 30, 2007

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/s/ Michael R. Sayre	March 30, 2007
Michael R. Sayre, Attorney-in-Fact

PINNACLE DATA SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Classification	Balance at beginning of period	Charged (credit) to costs and expenses	Charged (credit) to other accounts		Deductions		Balance at end of period
Fiscal year ended December 31, 2006
Allowance for doubtful accounts	$70	$241	$—		$173	(1)	$138
Inventory reserve	$2,732	$(736)	$—		$—		$1,996
Warranty reserve	$94	$(19)	$—		$—		$75
Fiscal year ended December 31, 2005
Allowance for doubtful accounts	$20	$10	$40	(2)	$—		$70
Inventory reserve	$1,027	$271	$1,434	(2)	$—		$2,732
Warranty reserve	$19	$—	$75	(2)	$—		$94
Fiscal year ended December 31, 2004
Allowance for doubtful accounts	$20	$29	$—		$29		$20
Inventory reserve	$799	$271	$—		$43		$1,027
Warranty reserve	$21	$10	$—		$12		$19

(1)	Represented $188,000 settlement with Silicon Graphics, Inc. relative to its bankruptcy, offset by an unrelated revenue adjustment

(2)	Represented acquired reserves with the GNP Computers, Inc. acquisition

Year end balances are reflected in the Balance Sheets as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Deducted from accounts receivable	$138	$70	$20
Deducted from inventory	$1,996	$2,732	$1,027
Reported with accrued expenses	$75	$94	$19

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 Stock Option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(k)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(l)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	OEM Technology Partner Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(n)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(o)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(p)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(q)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(r)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(s)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

10(t)	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc., dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 12, 2004.

10(u)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(v)	Commercial Security Agreement between Pinnacle Data Systems Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(w)	Change in Terms Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(x)	Employment agreement between Pinnacle Data Systems, Inc. and Christopher L. Winslow dated January 1, 2005	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005.

10(y)	Industrial/Commercial Lease Agreement Between GNP Computers, Inc. and Foothill Technology Center, LLC dated January 17, 2003 (Assumed by Pinnacle Data Systems, Inc. on August 15, 2005)	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(z)	Third Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated August 9, 2005	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(aa)	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar, dated August 12, 2005	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(ab)	Fourth Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated December 28, 2005	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

10(ac)	Amended and Restated employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated March 20, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC

10(ad)	Amended and Restated employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated March 20, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

10(ae)	Employment agreement between Pinnacle Data Systems, Inc. and George A. Troutman dated May 1, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 22, 2006.

10(af)	Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.

23(a)	Consent of Independent Registered Public Accounting Firm (Hauser + Taylor LLC)	Contained herein.

23(b)	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	Contained herein.

24	Powers of Attorney	Contained herein.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2006	Contained herein.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2006	Contained herein.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2006	Contained herein.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2006	Contained herein.