Form 10-Q
period 2007-03-31
PINNACLE DATA SYSTEMS INC
filed 2007-05-11
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 11, 2007, the registrant had outstanding 6,370,748 common shares without par value, which is the Issuer’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PINNACLE DATA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$35,000	$42,000
Accounts receivable, net of allowance for doubtful accounts of $134,000 and $138,000, respectively	14,783,000	17,718,000
Inventory, net	10,215,000	11,732,000
Prepaid expenses	538,000	499,000
Income taxes receivable	1,309,000	1,030,000
Deferred income taxes	858,000	858,000

Total current assets	27,738,000	31,879,000

PROPERTY AND EQUIPMENT
Leasehold improvements	542,000	511,000
Furniture and fixtures	416,000	408,000
Computer equipment and related software	3,545,000	3,373,000
Shop equipment	719,000	619,000

Total property and equipment, cost	5,222,000	4,911,000
Less accumulated depreciation and amortization	(3,788,000)	(3,667,000)

Total property and equipment, net	1,434,000	1,244,000

OTHER ASSETS
Deferred income taxes	597,000	597,000
Other assets	138,000	138,000

Total other assets	735,000	735,000

TOTAL ASSETS	$29,907,000	$33,858,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$8,967,000	$9,109,000
Short-term note	4,000,000	4,000,000
Accounts payable	8,186,000	11,851,000
Accrued expenses:
Wages, payroll taxes and benefits	849,000	1,053,000
Other	1,865,000	947,000
Unearned revenue	439,000	204,000

Total current liabilities	24,306,000	27,164,000

LONG-TERM LIABILITIES
Accrued other	5,000	675,000

Total long-term liabilities	5,000	675,000

TOTAL LIABILITIES	24,311,000	27,839,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,367,948 and 6,363,448 shares issued and outstanding, respectively	3,445,000	3,435,000
Additional paid-in capital	1,311,000	1,263,000
Retained earnings	840,000	1,321,000

Total stockholders’ equity	5,596,000	6,019,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,907,000	$33,858,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
SALES
Product sales	$16,062,000	$12,409,000
Service sales	2,423,000	2,550,000

Total sales	18,485,000	14,959,000

COST OF SALES
Product sales	13,457,000	11,052,000
Service sales	1,665,000	1,079,000

Total cost of sales	15,122,000	12,131,000

GROSS PROFIT	3,363,000	2,828,000
OPERATING EXPENSES	3,901,000	3,527,000

LOSS FROM OPERATIONS	(538,000)	(699,000)

OTHER EXPENSE
Interest expense	250,000	164,000

LOSS BEFORE INCOME TAXES	(788,000)	(863,000)
INCOME TAX BENEFIT	(307,000)	(345,000)

NET LOSS	$(481,000)	$(518,000)

BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.09)

DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.09)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(481,000)	$(518,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	121,000	100,000
Stock-based compensation expense	48,000	5,000
Provision for doubtful accounts	—	30,000
Inventory reserves	54,000	148,000
Decrease/(increase) in assets:
Accounts receivable	2,935,000	1,131,000
Inventory	1,463,000	(1,586,000)
Prepaid expenses and other assets	(39,000)	(119,000)
Income taxes receivable	(279,000)	(413,000)
(Decrease)/increase in liabilities:
Accounts payable	(3,973,000)	964,000
Accrued expenses and taxes	44,000	(464,000)
Unearned revenue	235,000	199,000

Total adjustments	609,000	(5,000)

Net cash provided by (used in) operating activities	128,000	(523,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(311,000)	(91,000)

Net cash used in investing activities	(311,000)	(91,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	(142,000)	(399,000)
Outstanding checks in excess of funds on deposit	308,000	937,000
Proceeds from stock options exercised	10,000	403,000

Net cash provided by financing activities	176,000	941,000

(DECREASE) INCREASE IN CASH	(7,000)	327,000
Cash at beginning of year	42,000	486,000

Cash at end of year	$35,000	$813,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$248,000	$154,000

Income taxes (refund) net payments	$(29,000)	$451,000

The accompanying notes are an integral part of these financial statements.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization

Nature of Business - Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of its world-leading Original Equipment Manufacturer and Independent Software Vendor customer base in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ product speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products, including depot repair, advanced exchange, contact center support and end-of-life control.

Note 2. Summary of Significant Accounting Policies

The condensed balance sheet as of March 31, 2007 and the condensed statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, condensed statements of operations and changes in cash flows for all periods presented have been made. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results for the full year.

Inventories - Inventories are valued at average cost, not in excess of market. Inventory at March 31, 2007 and December 31, 2006 was comprised of the following (net of inventory reserves):

	March 31, 2007	December 31, 2006
Component parts (raw materials)	$7,205,000	$9,855,000
Work-in-process	2,794,000	1,169,000
Finished goods	216,000	708,000

	$10,215,000	$11,732,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At March 31, 2007 and December 31, 2006, the Company provided reserves of approximately $2,050,000 and $1,996,000, respectively, to reduce the carrying value of inventory.

Allowance for Doubtful Accounts - The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. Accounts receivable is stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Plant Consolidation Costs – The Company recognizes costs associated with the plant consolidation as discussed in Note 3 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation was recognized and measured at its fair value in the period in which the liability was incurred. The one-time termination benefits for the terminated associates were ratably expensed over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which has no future economic benefit to the Company, was recognized and measured at its fair value in the period the Company ceased to use the facility for its intended use. In periods subsequent to the initial estimate of the lease costs on the abandoned facility, changes in the assumptions used to calculate the liability are evaluated, and adjustments to the liability are recognized in the period of change.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the three month periods ended March 31, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Stock based compensation expense recognized for the three month periods ended March 31, 2007 and 2006 was $48,000 and $5,000, respectively, and was recognized as a component of “Operating Expenses” within in the Condensed Statements of Operations.

Income Taxes – The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this pronouncement did not impact the Company’s financial position and results of operations. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

Recently Issued Accounting Pronouncement - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

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

Note 3. Consolidation of Facilities

During 2006, the Company upgraded its headquarters facility in Groveport, Ohio, opened a warehouse and logistics facility in Groveport, Ohio, and consolidated the Company’s Monrovia, California operations into the Groveport, Ohio facilities (the “Plan”). The Company incurred $1,635,000 during the fiscal year ended December 31, 2006 for costs associated with the Plan. The amounts were recorded as a component of “Operating Expenses” within the Statements of Operations during second quarter 2006 and thereafter. The costs included $242,000 for termination and severance benefits for associates, $1,150,000 for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $243,000 for other closure costs including travel, training, and relocation of associates and production lines. The Company is in negotiations with the lessor and potential tenants to sublease and/or terminate the lease in the Monrovia, California facility.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the accrued liabilities associated with the Plan during the three month period ended March 31, 2007:

	Severance and Termination Benefits	Abandoned Facility	Total
Accrual as of January 1, 2007	$35,000	$868,000	$903,000
Cash utilization	(23,000)	(286,000)	(309,000)

Accrual as of March 31, 2007	$12,000	$582,000	$594,000

Current portion of accrual as of March 31, 2007	$12,000	$582,000	$594,000

Note 4. Debt

The Company is a borrower under a revolving credit promissory note (the “Line”) dated November 19, 2003, as amended, by and between the Company and KeyBank National Association (“KeyBank”). The Line provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions. The borrowing base is determined as the lesser of 1) $11,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 50% of the aggregate amount of eligible inventory, not to exceed the lesser of $7,500,000 or 50% of the then outstanding principal balance of all loans, (c) minus the principal balance of the Term Note (as defined below). In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants. The maturity date of the Line is May 18, 2008.

The Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. As of March 31, 2007, the maximum available borrowing base was $11,000,000, with unused capacity of $2,033,000. As of March 31, 2007 and December 31, 2006, the outstanding balance on the Line was $8,967,000 and $9,109,000, respectively.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Line was 7.76% and 7.75% at March 31, 2007 and 2006, respectively. The weighted average interest rate was 7.77% and 7.41% for March 31, 2007 and 2006, respectively. In addition, the unused Line capacity is subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including a total debt to tangible net worth and the operating cash flow to total fixed charge ratio. As of March 31, 2007, the Company was not in compliance with these two financial covenants. KeyBank granted a waiver of the covenants for the quarter ended March 31, 2007.

The Company entered into a term loan with KeyBank, in the principal amount of $4,000,000, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on March 31, 2007 and December 31, 2006. The Term Note has a maturity date of May 15, 2007. On May 3, 2007, the Company entered into an extension of the Term Note, which provided for a maturity date of August 15, 2007 with no other changes in the terms of the loan. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006.

The average debt balance, including the Line and the Term Note, for first quarter 2007 and for fiscal year 2006 was $12,625,000 and $10,055,000, respectively.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. During first quarter 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no material impact on the Company’s financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.

Note 6. Stock Options

Under the 2005 Equity Incentive Plan, the stock option activity and weighted average exercise prices for the three month periods ended March 31, 2007 and 2006 were as follows:

	March 31, 2007		March 31, 2006
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	1,894,100	$2.71	2,118,900	$2.54
Granted	225,300	$2.49	160,000	$3.35
Exercised	(4,500)	$2.25	(231,300)	$1.74
Forfeited	(165,500)	$3.00	(200)	$3.88

Outstanding at March 31	1,949,400	$2.66	2,047,400	$2.69

Exercise price range of options outstanding	$0.75 to $5.25		$0.75 to $5.25

The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.6%	4.5%
Dividend yield	0.0%	0.0%
Volatility factor	68.9%	64.4%
Weighted average expected life in years	6.4	6.4

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The options granted during the three month periods ended March 31, 2007 and 2006 had a weighted-average fair value of $2.49 and $3.35, respectively.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7. Loss Per Common and Common Equivalent Share

Loss per common and common equivalent shares (“LPS”) was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three month periods ended March 31, 2007 and 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and LPS are the same for basic and diluted LPS calculations for the periods noted above.

The following table presents LPS for the three month periods ended March 31, 2007 and 2006.

	Three Month Period Ended
	March 31, 2007	March 31, 2006
Net loss	$(481,000)	$(518,000)

Determination of common shares:
Average common shares outstanding	6,364,048	6,062,282

Basic loss per common share:	$(0.08)	$(0.09)
Diluted loss per common share:	$(0.08)	$(0.09)

Note 8. Operating Segments

The Company’s reportable segments are Product and Service. A description of the segments may be found in Item 1 of the Company’s Form 10-K for December 31, 2006, which includes a discussion of principal markets and distribution. The column noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, and include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Service segments and the segments’ effectiveness to cover the other administrative expenses of the Company. Segment information for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Month Period Ended
	March 31, 2007	March 31, 2006
Sales
Product	$16,062,000	$12,409,000
Services	2,423,000	2,550,000

Total sales	$18,485,000	$14,959,000

Gross profit
Product	$2,605,000	$1,357,000
Services	758,000	1,471,000

Total gross profit	$3,363,000	$2,828,000

Income (loss) from operations
Product	$1,222,000	$209,000
Services	452,000	1,122,000
Other	(2,212,000)	(2,030,000)

Total income (loss) from operations	$(538,000)	$(699,000)

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Segment information at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Total assets
Product	$20,330,000	$23,939,000
Services	6,579,000	7,411,000
Other	2,998,000	2,508,000

Total assets	$29,907,000	$33,858,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “may,” “plan,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include without limitation changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, including those discussed under “Risk Factors” disclosed in Item 1A of this Quarterly Report on Form 10-Q. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-K for December 31, 2006.

EXECUTIVE OVERVIEW

Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of the Company’s customer base that include world-leading Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ products speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products.

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

During the first quarter 2007, the Company established a branch office in Hong Kong. In Hong Kong, the Company has collaborated with partner, E.C. Fix Technology Limited, to provide management and delivery of repair services for the Company’s global OEM and ISV customer base in the Asia region. In addition, in order to support a new international hard drive repair business for a certain customer, the Company has partnered with Aspan Computer Repair Laboratories B.V. to provide the repair services in The Netherlands. Management of the Company continues to actively negoiate terms for the acquisition of Aspan with the owner and plans to have a transaction completed by the end of 2007. The Company anticipates growth in the Asian and European markets.

During 2006, the Company upgraded its headquarters facility in Groveport, Ohio, opened a warehouse and logistics facility in Groveport, Ohio, and consolidated the Company’s Monrovia, California operations into the Groveport, Ohio facilities (the “Plan”). The Company invested approximately $0.4 million in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio.

In executing the Plan in 2006, the Company incurred $1.6 million in costs. The costs included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $0.2 million for other closure costs including travel, training, and relocation of associates and production lines. The timing of finding a tenant, or multiple tenants, and vacating the Monrovia facility could alter the estimated lease termination costs. The Company is in negotiations with the lessor and potential tenants to sublease and/or terminate the lease in the Monrovia, California facility. Changes to the Company’s current lease options may have an adverse effect on the current estimate for future lease costs including broker fees and tenant improvements, net of rent adjustments.

As a result of the Plan, the Company is making strides towards gaining efficiencies in its operational areas that the Company believes will result in favorable operating results. The Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth. In addition, the Company is evaluating and challenging existing businesses that consistently perform below expected results, and is taking a long-term strategic approach to new opportunities. The Company is focused on opportunities where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs.

In addition, the Company continues to evaluate viable acquisition opportunities that meet the Company’s established criteria, which include strategic fit, complementary, additive, or synergistic to the Company’s business, and projected accretive performance within less than a year.

DISCUSSION AND ANALYSIS ON OPERATING RESULTS

The following is a discussion and analysis of the financial condition and results of operations of the Company comparing the three month period ended March 31, 2007 with the three month period ended March 31, 2006. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

SALES

Sales for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2007	March 31, 2006	% Change
Total sales	$18,485	$14,959	24%
Product	$16,062	$12,409	29%
Services	$2,423	$2,550	(5)%

The increase in product sales from 2006 to 2007 was primarily attributable to substantial product orders from one customer in the imaging market. Sales to this customer increased substantially in the second half of the fiscal year 2006, as production of new programs came on line. The Company’s results are affected by fluctuation in its customers’ product lines and programs, and the demands of their market. The decrease in service sales from 2006 to 2007 was due to lower repair service requests from current customers, offset by an increase in new hard drive repair business in the Europe, Middle East and Africa region for one of the world’s largest contract manufacturers.

For the first quarter 2007, the Company had two customers that generated revenues of approximately $5.6 million and $4.0 million or 29% and 22% of total revenue, respectively. In addition, these customers represented 27% and 21%, respectively, of accounts receivable at March 31, 2007.

For the first quarter of 2006, the Company had two customers that generated revenues of approximately $3.6 million and $1.5 million or 24% and 10% of total revenue, respectively. In addition, these customers represented 31% and 11%, respectively, of accounts receivable at March 31, 2006.

GROSS PROFIT

Gross profit for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2007	March 31, 2006	% Change
Total gross profit	$3,363	$2,828	19%
Product	$2,605	$1,357	92%
Services	$758	$1,471	(48)%

The gross profit margin percentages for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
	March 31, 2007	March 31, 2006
Total gross profit	18%	19%
Product	16%	11%
Services	31%	58%

Gross margin as a percentage of sales on product sales increased to 16% in the three month period ended March 31, 2007 from 11% in the three month period ended March 31, 2006. During 2006, the Company transitioned the production from the Los Angeles facility to the facility in Columbus, Ohio. Through this consolidation, the Company was able to reduce certain overhead expenses. In addition, the increase in gross margin percentage is due to the different mix of products sold between each year. The Company continues to focus on opportunities with customers that have potentially higher gross margins on specialized products. Gross margin as a percentage of sales on services sales declined to 31% in the three month period ended March 31, 2007 from 58% in the three month period ended March 31, 2006. This decline was due to the increase of the new hard drive repair support services and the mix of business with existing customers between each year.

The Company continues to believe that as sales revenues increase through the organic growth of existing customers and other additional global businesses, the results of operations will be positively affected. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict gross margin results for the future revenues.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative (“SG&A”) expense, and interest expenses for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2007	March 31, 2006	% Change
Operating expenses	$3,901	$3,527	11%
Interest expenses	250	164	52%

Total expense	$4,151	$3,691	12%

The increase in SG&A expenses was due to the additional staffing costs and professional services needed to support the revenue growth and global market expansion. As a percentage of sales, operating expenses declined from 24% for the three month period ended March 31, 2006 to 21% for the three month period ended March 31, 2007.

The increase in interest expense in the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 was due to the higher average bank debt balance carried to support the working capital requirements for the growth in the Company’s business, and due to higher average interest rates.

INCOME TAX BENEFIT AND NET LOSS

Income tax benefit for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an on-going review and evaluation by management. The effective tax rate was 39% and 40% for the three month period ended March 31, 2007 and 2006, respectively.

Loss before taxes, income tax benefit and net loss for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2007	March 31, 2006	% Change
Loss before taxes	$(788)	$(863)	9%
Income tax benefit	(307)	(345)	(11)%

Net loss	$(481)	$(518)	7%

LOSS PER SHARE

Loss per share (“LPS”) for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three Month Period Ended
	March 31, 2007	March 31, 2006
Basic /diluted loss per common share:	$(0.08)	$(0.09)

Weighted average number of shares outstanding:
Basic / diluted	6,364,048	6,062,282

The Company reported net loss of $(0.5) million, or $(0.08) per share for the three month period ended March 31, 2007 compared to a net loss of $(0.5) million, or $(0.09) per share for the three month period ended March 31, 2006.

For the three month periods ended March 31, 2007 and 2006, no conversion of common stock equivalents has been assumed in the calculation of loss per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and LPS are the same for basic and diluted LPS calculations for the periods noted above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended March 31, 2007 and December 31, 2006 were as follows:

($ in thousands)	March 31, 2007	December 31, 2006
Accounts receivable	$14,783	$17,718
Inventory	10,215	11,732
Other current assets	2,740	2,429

Total current assets	$27,738	$31,879

A summary of changes in current liabilities for the periods ended March 31, 2007 and December 31, 2006 were as follows:

($ in thousands)	March 31, 2007	December 31, 2006
Line of credit	$8,967	$9,109
Short-term note	4,000	4,000
Accounts payable	8,186	11,851
Other current liabilities	3,153	2,204

Total current liabilities	$24,306	$27,164

During the three month period ended March 31, 2007, the net cash provided by operating activities was $0.1 million. During the three month period ended March 31, 2006, the net cash used in operating activities was $0.5 million. Net loss for the three month periods ended March 31, 2007 and 2006 as adjusted for the effects of the non-cash items, which include depreciation expense, stock-based compensation expense, accounts receivable reserves, if applicable, and inventory reserves, used cash in operations of $0.3 million and $0.2 million, respectively. Change in the working capital components provided a net cash inflow of $0.4 million for the three month period ended March 31, 2007, and required a net cash outflow of $0.3 million for the three month period ended March 31, 2006.

The net cash used in investing activities was $0.3 million and $0.1 million for the three month periods ended March 31, 2007 and 2006, respectively. The Company’s use of cash in investing activities was for the purchase of equipment, including computer equipment and leasehold improvements in the three month periods ended March 31, 2007 and 2006.

During the three month periods ended March 31, 2007 and 2006, the net cash provided by financing activities was $0.2 million and $0.9 million, respectively. In the three month period ended March 31, 2007, net cash provided by financing activities primarily included the proceeds from the short term note of $0.1 million and $0.3 million of outstanding checks to be applied against the Line (as defined below). In the three month period ended March 31, 2006, net cash provided by financing activities included the proceeds from the short term note of $0.4 million, $0.9 million of outstanding checks to be applied against the Line, and $0.4 million from the exercise of stock options.

The Company is a borrower under a revolving credit promissory note (the “Line”) dated November 19, 2003, as amended, by and between the Company and KeyBank National Association (“KeyBank”). The Line provides a maximum line of credit of $11.0 million, subject to borrowing base restrictions. The borrowing base is determined as the lesser of 1) $11.0 million or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 50% of the aggregate amount of eligible inventory, not to exceed the lesser of $7.5 million or 50% of the then outstanding principal balance of all loans, (c) minus the principal balance of the Term Note (as defined below). In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants. The maturity date of the Line is May 18, 2008.

The Line, which is the Company’s primary source of operational and non-operational funding, is collateralized by a blanket lien on the Company’s assets. The agreement restricts the payments of cash dividends that would cause violations of the loan covenants. As of March 31, 2007, the maximum available borrowing base was $11.0 million, with unused capacity of $2.0 million. As of March 31, 2007 and December 31, 2006, the outstanding balance on the Line was $9.0 million and $9.1 million, respectively.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Line was 7.76% and 7.75% at March 31, 2007 and 2006, respectively. The weighted average interest rate was 7.77% and 7.41% for March 31, 2007 and 2006, respectively. In addition, the unused Line capacity is subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including a total debt to tangible net worth and the operating cash flow to total fixed charge ratio. As of March 31, 2007, the Company was not in compliance with the Total Debt to Tangible Net Worth and the Operating Cash Flow to Total Fixed Charge Ratio covenants. KeyBank granted a waiver of the covenants for the quarter ended March 31, 2007.

The Company entered into a term loan with KeyBank, in the principal amount of $4.0 million, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on March 31, 2007 and December 31, 2006. The Term Note has a maturity date of May 15, 2007. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. On May 3, 2007, the Company entered into an extension of the Term Note, which provided for a maturity date of August 15, 2007 with no other changes in the terms of the loan.

The average bank debt balance, including the Line and the Term Note, for first quarter 2007 and for fiscal year 2006 was $12.6 million and $10.1 million, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 48 had no material impact on the Company’s financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Financial Statements and accompanying Notes. Note 2 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates.

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this pronouncement did not impact its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not engage in commodity trading activities and does not enter into derivative financial instruments for speculative trading purposes. The Company also does not engage in transactions in foreign currencies that would expose itself to additional market risk. In the normal course of business, the Company’s operations are exposed to interest rate risk. The primary interest rate risk exposure relates to (i) the ability to refinance the line of credit and short term note at market rates, and (ii) the impact of interest rate movements on the ability to meet interest expense requirements and financial covenants under the Company’s debt instruments.

As a borrower under the Line and Term Note, the Company is exposed to changes in interest rates. The outstanding balance on the Line bears interest at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. The borrowing rate on the Line was 7.76% at March 31, 2007. A 1% increase in interest rate may cause an additional $0.1 million in annual expense on the total available Line of $11.0 million. The principal amount on the Term Note of $4.0 million bears interest at an annual rate equal to the prime rate less 0.25%. A 1% increase in interest rate may cause less than $0.1 million in annual expense on the Term Note. The Company believes that the effect of changes in interest rates will not adversely affect the Company’s financial position, results of operations and cash flows.

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

Part II OTHER INFORMATION

Item 1A. Risk Factors.

Since December 31, 2006, there have been no material changes to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results, and cash flow. For a discussion of the Company’s risk factors, refer to Item 1A Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission on September 21, 2000.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2007	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2007	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2007	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2007	Contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: May 11, 2007	/s/ Michael R. Sayre
Michael Sayre, Chief Executive Officer

Date: May 11, 2007	/s/ George A. Troutman
George A. Troutman, Chief Financial Officer