Form 10-Q
period 2007-06-30
PINNACLE DATA SYSTEMS INC
filed 2007-08-14
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

(Registrant’s Telephone Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 14, 2007, the registrant had outstanding 6,379,548 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PINNACLE DATA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,000	$42,000
Accounts receivable, net of allowance for doubtful accounts of $ 109,000 and $138,000, respectively	13,012,000	17,718,000
Inventory, net	7,529,000	11,732,000
Prepaid expenses	390,000	499,000
Income taxes receivable	1,085,000	1,030,000
Deferred income taxes	858,000	858,000

Total current assets	22,899,000	31,879,000

PROPERTY AND EQUIPMENT
Leasehold improvements	548,000	511,000
Furniture and fixtures	408,000	408,000
Computer equipment and related software	3,811,000	3,373,000
Shop equipment	619,000	619,000

Total property and equipment, cost	5,386,000	4,911,000
Less accumulated depreciation and amortization	(3,924,000)	(3,667,000)

Total property and equipment, net	1,462,000	1,244,000

OTHER ASSETS
Deferred income taxes	597,000	597,000
Other assets	53,000	138,000

Total other assets	650,000	735,000

TOTAL ASSETS	$25,011,000	$33,858,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$7,971,000	$9,109,000
Short-term note	4,000,000	4,000,000
Accounts payable	5,731,000	11,851,000
Accrued expenses:
Wages, payroll taxes and benefits	523,000	1,053,000
Other	556,000	947,000
Unearned revenue	392,000	204,000

Total current liabilities	19,173,000	27,164,000

LONG-TERM LIABILITIES
Accrued other	2,000	675,000

Total long-term liabilities	2,000	675,000

TOTAL LIABILITIES	19,175,000	27,839,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,379,548 and
6,363,448 shares issued and outstanding, respectively	3,457,000	3,435,000
Additional paid-in capital	1,354,000	1,263,000
Retained earnings	1,025,000	1,321,000

Total stockholders’ equity	5,836,000	6,019,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,011,000	$33,858,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Month Periods Ended		For the Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
SALES
Product sales	$16,672,000	$16,840,000	$32,734,000	$29,248,000
Service sales	2,577,000	2,454,000	5,000,000	5,004,000

Total sales	19,249,000	19,294,000	37,734,000	34,252,000

COST OF SALES
Product sales	13,430,000	13,834,000	26,887,000	24,886,000
Service sales	2,071,000	1,032,000	3,736,000	2,111,000

Total cost of sales	15,501,000	14,866,000	30,623,000	26,997,000

GROSS PROFIT	3,748,000	4,428,000	7,111,000	7,255,000
OPERATING EXPENSES	3,189,000	4,175,000	7,090,000	7,702,000

INCOME (LOSS) FROM OPERATIONS	559,000	253,000	21,000	(447,000)

OTHER EXPENSE
Interest expense	261,000	166,000	511,000	330,000

INCOME (LOSS) BEFORE INCOME TAXES	298,000	87,000	(490,000)	(777,000)
INCOME TAX EXPENSE (BENEFIT)	113,000	35,000	(194,000)	(311,000)

NET INCOME (LOSS)	$185,000	$52,000	$(296,000)	$(466,000)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.03	$0.01	$(0.05)	$(0.08)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.03	$0.01	$(0.05)	$(0.08)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(296,000)	$(466,000)

Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation	257,000	190,000
Stock-based compensation expense	91,000	51,000
Provision for doubtful accounts	15,000	514,000
Inventory reserves	142,000	93,000
Decrease/(increase) in assets:
Accounts receivable	4,691,000	(270,000)
Inventory	4,061,000	(1,616,000)
Prepaid expenses and other assets	194,000	(11,000)
Income taxes receivable	(55,000)	(401,000)
(Decrease)/increase in liabilities:
Accounts payable	(6,787,000)	978,000
Accrued expenses and taxes	(1,594,000)	(317,000)
Unearned revenue	188,000	(30,000)

Total adjustments	1,203,000	(819,000)

Net cash provided by (used in) operating activities	907,000	(1,285,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(475,000)	(352,000)

Net cash used in investing activities	(475,000)	(352,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments from line of credit	(1,138,000)	(1,919,000)
Proceeds from short-term note	—	2,000,000
Outstanding checks in excess of funds on deposit	667,000	1,029,000
Proceeds from stock options exercised	22,000	496,000

Net cash (used in) provided by financing activities	(449,000)	1,606,000

DECREASE IN CASH	(17,000)	(31,000)
Cash at beginning of period	42,000	486,000

Cash at end of period	$25,000	$455,000

The accompanying notes are an integral part of these financial statements.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization

Nature of Business—Pinnacle Data Systems, Inc. (the “Company”) provides professional services around the development, deployment, and support of sophisticated computer systems that are, or are in, the products of the Company’s customer base that include world-leading Original Equipment Manufacturers and Independent Software Vendors in the computer and network, imaging, medical, telecommunications, and aerospace equipment industries, among others. The Company offers a full range of engineering, product development, project and program management, integration, manufacturing, and lifecycle support services designed to increase its customers’ products speed to market and engineered product life while decreasing overall costs to develop, deploy, and service their products, including depot repair, advanced exchange, contact center support and end-of-life control.

Note 2. Summary of Significant Accounting Policies

The condensed balance sheet as of June 30, 2007 and the condensed statements of operations and cash flows for the three month and six month periods ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, condensed statements of operations and changes in cash flows for all periods presented have been made. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results for the full year.

Inventories—Inventories are valued at average cost, not in excess of market. Inventory at June 30, 2007 and December 31, 2006 was comprised of the following (net of inventory reserves):

	June 30, 2007	December 31, 2006
Component parts (raw materials)	$5,974,000	$9,855,000
Work-in-process	1,229,000	1,169,000
Finished goods	326,000	708,000

	$7,529,000	$11,732,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At June 30, 2007 and December 31, 2006, the Company provided reserves of approximately $2,138,000 and $1,996,000, respectively, to reduce the carrying value of inventory.

Allowance for Doubtful Accounts—The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. Accounts receivable is stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Recently Issued Accounting Pronouncement—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

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

During the second quarter 2007, the Company completed amendments to the original Monrovia, California lease agreement, which will eliminate any future obligations under the lease agreement after November 30, 2007. The remaining obligations under the completed amendments for rent, operating costs, tenant improvements and commission, offset by net profits to be obtained through January 31, 2010, represent a net liability of approximately $199,000.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the accrued liabilities associated with the Plan during the six month period ended June 30, 2007:

	Severance and Termination Benefits	Abandoned Facility	Total
Accrual as of January 1, 2007	$35,000	$868,000	$903,000
Payments or settlements	(23,000)	(286,000)	(309,000)

Accrual as of March 31, 2007	12,000	582,000	594,000
Payments or settlements	(12,000)	(446,000)	(458,000)
Adjustment to liability	—	63,000	63,000

Accrual as of June 30, 2007	$—	$199,000	$199,000

During the second quarter 2006, the Company had recorded $68,000 primarily for a portion of the termination benefits under the Plan. The amount was recognized as a component of “Operating Expenses” within the Condensed Statements of Operations.

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

The Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. As of June 30, 2007, the maximum available borrowing base was $11,000,000, with unused capacity of $3,029,000. As of June 30, 2007 and December 31, 2006, the outstanding balance on the Line was $7,971,000 and $9,109,000, respectively.

The outstanding balance on the Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Line was 7.76% and 8.25% at June 30, 2007 and 2006, respectively. The weighted average interest rate for the six month periods ended June 30, 2007 and 2006 was 7.78% and 7.75%, respectively. In addition, the unused Line capacity is subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including a total debt to tangible net worth and the operating cash flow to total fixed charge ratio. As of June 30, 2007, the Company was not in compliance with the operating cash flow to total fixed charge ratio covenant. KeyBank granted a waiver of the covenant for the quarter ended June 30, 2007.

The Company entered into a term loan with KeyBank, in the principal amount of $4,000,000, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on June 30, 2007 and December 31, 2006. On May 3, 2007, the Company entered into an extension of the Term Note, which provided for a maturity date of August 15, 2007 with no other changes in the terms of the loan. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006.

The average debt balance, including the Line and the Term Note, for the six month period ended June 30, 2007 and for fiscal year 2006 was $12,755,000 and $10,055,000, respectively.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On August 13, 2007, the Company entered into an extension of the Term Note, which provided for a maturity date of November 15, 2007. There were no additional changes to the terms of the Term Note. In addition, the Company replaced the Line with an asset-based revolving credit facility (the “AB Line”) which provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions. The borrowing base under the AB Line is determined as the lesser of 1) $11,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) the greater of (i) 25% of the lower of cost or market value of the aggregate amount of eligible inventory, or (ii) 85% of the appraised net orderly liquidation value of the aggregate amount of eligible inventory, not to exceed $6,000,000 and (c) $2,000,000 for working capital needs, minus (d) the outstanding principal balance of the Term Loan; as defined in the Seventh Amendment Agreement to the Master Agreement dated November 19, 2003 (the “Seventh Amendment”).

The AB Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. In addition, the Seventh Amendment eliminated the financial covenants from the Line and implemented a monthly minimum earnings before interest, taxes, depreciation and amortization and restructuring costs (costs incurred with the establishment of the new credit facility) financial covenant. The maturity date of the AB Line is May 18, 2008.

The outstanding balance on the AB Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. In addition, the unused AB Line capacity is subject to a commitment fee of 1/8%, payable monthly in arrears.

Note 5. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. During the first quarter of 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no material impact on the Company’s financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. The Company is evaluating the impact foreign taxes may have on its financial position and results of operations.

Note 6. Stock-based compensation

Stock compensation expense for the three month periods ended June 30, 2007 and 2006 was $43,000 and $46,000, respectively. Stock compensation expense for the six month periods ended June 30, 2007 and 2006 was $91,000 and $51,000, respectively. Stock compensation expense is reported in “Operating Expenses” within the Condensed Statements of Operations.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Under the 2005 Equity Incentive Plan, the stock option activity and weighted average exercise prices for the six month periods ended June 30, 2007 and 2006 were as follows:

	2007		2006
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	1,894,100	$2.71	2,118,900	$2.54
Granted	245,300	$2.46	610,000	$3.11
Exercised	(16,100)	$1.43	(340,250)	$1.91
Forfeited	(583,600)	$2.64	(1,200)	$3.88

Outstanding at June 30	1,539,700	$2.71	2,387,450	$2.77

Exercise price range of options outstanding	$ 0.75 to $ 5.25		$ 0.75 to $ 5.25

The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Risk-free interest rate	4.8%	5.1%	4.6%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	67.7%	77.8%	68.8%	77.8%
Weighted average expected life in years	5.5	6.5	6.3	6.5

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The weighted-average fair value of the options granted during the three and six month periods ended June 30, 2007 were $1.35 and $1.64, respectively. The weighted-average fair value of the options granted during the three and six month periods ended June 30, 2006 were $2.21 and $2.26, respectively.

Note 7. Earnings (Loss) Per Common and Common Equivalent Share

Earnings (loss) per common and common equivalent shares (“EPS”) were computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. For the six month periods ended June 30, 2007 and 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the periods noted above.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table presents EPS for the three and six month periods ended June 30, 2007 and 2006.

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$185,000	$52,000	$(296,000)	$(466,000)
Determination of common shares:
Average common shares outstanding	6,374,795	6,237,362	6,369,387	6,150,305
Assumed converions of dilutive stock options	85,221	274,403	—	—

Diluted average common shares outstanding	6,460,016	6,511,765	6,369,387	6,150,305

Basic earnings (loss) per common share:	$0.03	$0.01	$(0.05)	$(0.08)
Diluted earnings (loss) per common share:	$0.03	$0.01	$(0.05)	$(0.08)

Note 8. Operating Segments

The Company’s reportable segments are Product and Service. A description of the segments may be found in Item 1 of the Company’s Annual Report on Form 10-K for December 31, 2006, which includes a discussion of principal markets and distribution. The column noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, and include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Service segments and the segments’ effectiveness to cover the other administrative expenses of the Company. Segment information for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales
Product	$16,672,000	$16,840,000	$32,734,000	$29,248,000
Service	2,577,000	2,454,000	5,000,000	5,004,000

Total sales	$19,249,000	$19,294,000	$37,734,000	$34,252,000

Gross profit
Product	$3,242,000	$3,006,000	$5,847,000	$4,362,000
Service	506,000	1,422,000	1,264,000	2,893,000

Total gross profit	$3,748,000	$4,428,000	$7,111,000	$7,255,000

Income (loss) from operations
Product	$2,186,000	$1,650,000	$3,408,000	$1,859,000
Service	285,000	1,129,000	737,000	2,251,000
Other	(1,912,000)	(2,526,000)	(4,124,000)	(4,557,000)

Total income (loss) from operations	$559,000	$253,000	$21,000	$(447,000)

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Segment information at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Total assets
Product	$15,565,000	$23,939,000
Service	6,850,000	7,411,000
Other	2,596,000	2,508,000

Total assets	$25,011,000	$33,858,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “may,” “plan,” “estimate,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include without limitation changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, including those discussed under “Risk Factors” disclosed in Item 1A of this Quarterly Report on Form 10-Q. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-K for December 31, 2006.

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

During the first half of the 2007 fiscal year, the Company established a branch office in Hong Kong. In Hong Kong, the Company has collaborated with partner, E.C. Fix Technology Limited, to provide management and delivery of repair services for the Company’s global OEM and ISV customer base in the Asia region. In addition, the Company has partnered with Aspan Computer Repair Laboratories B.V. to provide repair services in The Netherlands. Management of the Company continues to actively negotiate terms for the acquisition of Aspan with the owner and plans to have a transaction completed by the end of 2007 upon obtaining the appropriate financing. With these two partnerships, the Company continues to secure opportunities in the Asian and European markets. Recently, the Company was awarded a new contract to be the sole repair depot within Europe, the Middle East and Africa region for a line of storage devices of a major global computer OEM. The Company anticipates continued growth in the Asian, European and other international markets.

At the end of the second quarter 2007, the Company entered into a partnership with Israeli-based Startronics, a wholly owned subsidiary of STG International, Ltd., to jointly market and support the Company’s products and services in Israel.

During 2006, the Company upgraded its headquarters facility in Groveport, Ohio, opened a warehouse and logistics facility in Groveport, Ohio, and consolidated the Company’s Monrovia, California operations into the Groveport, Ohio facilities (the “Plan”). The Company invested approximately $0.4 million in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio. In addition, the Company incurred $1.6 million in costs, which included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $0.2 million for other closure costs including travel, training, and relocation of associates and production lines.

During the second quarter 2007, the Company completed amendments to the original Monrovia, California lease agreement, which will eliminate any future obligations under the lease agreement after November 30, 2007. The remaining obligations under the completed amendments for rent, operating costs, tenant improvements and commission, offset by net profits to be obtained through January 31, 2010, represent a net liability of approximately $199,000.

As a result of the Plan, the Company is making strides towards gaining efficiencies in its operational areas that the Company believes will result in favorable operating results. The Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth. In addition, the Company is evaluating and challenging existing business that consistently perform below expected results, and is taking a long-term strategic approach to new opportunities. The Company is focused on opportunities where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs.

In addition, the Company continues to evaluate viable acquisition opportunities that meet the Company’s established criteria, which include strategic fit that is either complementary, additive, or synergistic to the Company’s business, and will provide projected accretive performance within less than a year.

DISCUSSION AND ANALYSIS OF OPERATING RESULTS

The following is a discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2007 and June 30, 2006. The discussion should be read in conjunction with the Condensed Financial Statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

SALES

Sales for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2007	June 30, 2006	% Change	June 30, 2007	June 30, 2006	% Change
($ in thousands)
Total sales	$19,249	$19,294	—	$37,734	$34,252	10%
Product	$16,672	$16,840	(1)%	$32,734	$29,248	12%
Service	$2,577	$2,454	5%	$5,000	$5,004	—

Sales for the second quarter of 2007 and 2006 were comparable with a slight increase in service sales in the second quarter of 2007. The increase in service sales is due to the Company’s ramp-up of new storage device repair programs in the North America, Europe, Middle East and Africa regions. The increase in product sales from year to date 2006 to year to date 2007 was primarily attributable to substantial product orders from one customer in the imaging market. Sales to this customer increased substantially in the second half of fiscal year 2006, as production of new programs came on line. The Company’s results are affected by fluctuation in its customers’ product lines and programs, and the demands of their market.

For the six month period ended June 30, 2007, the Company had two customers that generated sales of approximately $14.0 million and $6.1 million or 37% and 16% of total sales, respectively. In addition, these customers represented 38% and 10%, respectively, of accounts receivable at June 30, 2007.

For the six month period ended June 30, 2006, the Company had two customers that generated sales of approximately $8.5 million and $3.4 million or 23% and 10% of total sales, respectively. In addition, these customers represented 19% and 10%, respectively, of accounts receivable at June 30, 2006.

GROSS PROFIT

Gross profit for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2007	June 30, 2006	% Change	June 30, 2007	June 30, 2006	% Change
($ in thousands)
Total gross profit	$3,748	$4,428	(15)%	$7,111	$7,255	(2)%
Product	$3,242	$3,006	8%	$5,847	$4,362	34%
Service	$506	$1,422	(64)%	$1,264	$2,893	(56)%

The gross profit margin percentages for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total gross profit	19%	23%	19%	21%
Product	19%	18%	18%	15%
Service	20%	58%	25%	58%

The decline in overall gross profit margin as a percentage of sales between each respective comparable periods was primarily attributable to a decline in gross profit on service sales caused by a higher percentage of sales recognized from service customers with lower gross profit margins. As the Company expands globally, we share profits with our partners. Therefore, as the Company is able to complete acquisition transactions as contemplated with Aspan, the service sales and profit margins are expected to benefit from full ownership. The gross profit margin on product sales continued to increase between each respective period as the Company continued to focus on business with higher profitable returns.

The Company continues to believe that as sales revenues and gross profit margins increase through the organic growth of existing customers and other additional global businesses, the results of operations will be positively affected. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict gross margin results on future sales.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative (“SG&A”) expense, and interest expenses for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2007	June 30, 2006	% Change	June 30, 2007	June 30, 2006	% Change
($ in thousands)
Operating expenses	$3,189	$4,175	(24)%	$7,090	$7,702	(8)%
Interest expenses	261	166	57%	511	330	55%

Total expense	$3,450	$4,341	(21)%	$7,601	$8,032	(5)%

The decrease in SG&A expenses for the three and six month periods ended June 30, 2007 is partially due to the fact that the SG&A expenses for the three and six month periods ended June 30, 2006 included charges for severance costs related to the consolidation of production facilities for the Operation Improvement Plan that approximated $68,000 and a charge for a bad debt allowance of $465,000. The allowance was established to cover the outstanding receivable balance of one of the Company’s customers, Silicon Graphics, Inc. (“SGI”), who filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2006. The Company settled this claim whereby SGI paid the Company 70% of the Company’s pre-petition claims on outstanding receivables, or $437,000. The charge was reduced to $188,000 by fiscal year end 2006. For additional discussion, refer to Note 2 of the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the Company reduced the number of salaried personnel, as well as travel and outside professional services costs for the three month period ended June 30, 2007 compared to the same period a year ago.

The increase in interest expense in the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006 was due to the higher average bank debt balance carried to support the working capital requirements for the growth in the Company’s business as well as higher average interest rates.

INCOME TAX EXPENSE (BENEFIT) AND NET INCOME (LOSS)

Income tax expense (benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an on-going review and evaluation by management. The effective tax rate was 38% and 40% for the three and six month periods ended June 30, 2007,respectively.

Income (loss) before taxes, income tax expense (benefit) and net income (loss) for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2007	June 30, 2006	% Change	June 30, 2007	June 30, 2006	% Change
($ in thousands)
Income (loss) before taxes	$298	$87	243%	$(490)	$(777)	37%
Income tax expense (benefit)	113	35	223%	(194)	(311)	(38)%

Net income (loss)	$185	$52	256%	$(296)	$(466)	36%

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”) for the three month periods ended June 30, 2007 and 2006 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic earnings (loss) per common share:	$0.03	$0.01	$(0.05)	$(0.08)
Diluted earnings (loss) per common share:	$0.03	$0.01	$(0.05)	$(0.08)

Weighted average number of shares outstanding:
Basic average common shares outstanding	6,374,795	6,237,362	6,369,387	6,150,305
Diluted average common shares outstanding	6,460,016	6,511,765	6,369,387	6,150,305

For the six month periods ended June 30, 2007 and 2006, no conversion of common stock equivalents has been assumed in the calculation of loss per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the six month periods noted above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006	% Change
($ in thousands)
Accounts receivable	$13,012	$17,718	(27)%
Inventory	7,529	11,732	(36)%
Other current assets	2,358	2,429	(3)%

Total current assets	$22,899	$31,879	(28)%

A summary of changes in current liabilities for the periods ended June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006	% Change
($ in thousands)
Line of credit	$7,971	$9,109	(12)%
Short-term note	4,000	4,000	—
Accounts payable	5,731	11,851	(52)%
Other current liabilities	1,471	2,204	(33)%

Total current liabilities	$19,173	$27,164	(29)%

During the six month period ended June 30, 2007, the net cash provided by operating activities was $0.9 million. During the six month period ended June 30, 2006, the net cash used in operating activities was $1.3 million. Net loss for the six month periods ended June 30, 2007 and 2006 as adjusted for the effects of the non-cash items, which include depreciation expense, stock-based compensation expense, accounts receivable reserves, if applicable, and inventory reserves, provided cash from operations of $0.2 million and $0.4 million, respectively. Change in the working capital components provided a net cash inflow of $0.7 million for the six month period ended June 30, 2007, and required a net cash outflow of $1.7 million for the six month period ended June 30, 2006.

The net cash used in investing activities was $0.5 million and $0.4 million for the six month periods ended June 30, 2007 and 2006, respectively. The Company’s use of cash in investing activities was for the purchase of equipment, including computer equipment and leasehold improvements in the six month periods ended June 30, 2007 and 2006.

During the six month period ended June 30, 2007, the net cash used in financing activities was $0.4 million. During the six month period ended June 30, 2006, the net cash provided by financing activities was $1.6 million. In the six month period ended June 30, 2007, net cash used in financing activities primarily included the payments on the Line of $1.1 million net of $0.7 million of outstanding checks to be applied against the Line (as defined below). In the six month period ended June 30, 2006, net cash provided by financing activities included the proceeds from the short term note of $2.0 million, $1.0 million of outstanding checks to be applied against the Line, $0.4 million from the exercise of stock options, offset by $1.9 million of payments on the Line.

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

The Line, which is the Company’s primary source of operational and non-operational funding, is collateralized by a blanket lien on the Company’s assets. The agreement restricts the payments of cash dividends that would cause violations of the loan covenants. As of June 30, 2007, the maximum available borrowing base was $11.0 million, with unused capacity of $3.0 million. As of June 30, 2007 and December 31, 2006, the outstanding balance on the Line was $8.0 million and $9.1 million, respectively.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Line was 7.76% and 8.25% at June 30, 2007 and 2006, respectively. The weighted average interest rate was 7.78% and 7.75% for June 30, 2007 and 2006, respectively. In addition, the unused Line capacity is subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including a total debt to tangible net worth and the operating cash flow to total fixed charge ratio. As of June 30, 2007, the Company was not in compliance with the operating cash flow to total fixed charge ratio covenants. KeyBank granted a waiver of the covenant for the quarter ended June 30, 2007.

The Company entered into a term loan with KeyBank, in the principal amount of $4.0 million, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”). The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 8.0% on June 30, 2007 and December 31, 2006. On May 3, 2007, the Company entered into an extension of the Term Note, which provided for a maturity date of August 15, 2007 with no other changes in the terms of the loan. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006

The average bank debt balance, including the Line and the Term Note, for six month period ended June 30, 2007 and for fiscal year 2006 was $12.8 million and $10.1 million, respectively.

On August 13, 2007, the Company entered into an extension of the Term Note, which provided for a maturity date of November 15, 2007. There were no additional changes to the terms of the Term Note. In addition, the Company replaced the Line with an asset-based revolving credit facility (the “AB Line”) which provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions. The borrowing base under the AB Line is determined as the lesser of 1) $11,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) the greater of (i) 25% of the lower of cost or market value of the aggregate amount of eligible inventory, or (ii) 85% of the appraised net orderly liquidation value of the aggregate amount of eligible inventory, not to exceed $6,000,000 and (c) $2,000,000 for working capital needs, minus (d) the outstanding principal balance of the Term Loan; as defined in the Seventh Amendment Agreement to the Master Agreement dated November 19, 2003 (the “Seventh Amendment”).

The AB Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. In addition, the Seventh Amendment eliminated the financial covenants from the Line and implemented a monthly minimum earnings before interest, taxes, depreciation and amortization and restructuring costs (costs incurred with the establishment of the new credit facility) financial covenant. The maturity date of the AB Line is May 18, 2008.

The outstanding balance on the AB Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. In addition, the unused AB Line capacity is subject to a commitment fee of 1/8%, payable monthly in arrears.

The Company’s ability to meet the terms and covenants of the AB Line and Term Note will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet the terms and covenants of the AB Line and Term Note.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Financial Statements and accompanying Notes. Note 2 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to this Quarterly Report on Form 10-Q describe the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, inventory reserves, taxes and lease termination costs. Actual results could differ from these estimates.

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

The Company does not engage in commodity trading activities and does not enter into derivative financial instruments for speculative trading purposes. In the normal course of business, the Company’s operations are exposed to interest rate risk. The primary interest rate risk exposure relates to (i) the ability to refinance the line of credit and short-term note at market rates, and (ii) the impact of interest rate movements on the ability to meet interest expense requirements and financial covenants under the Company’s debt instruments.

As a borrower under the AB Line, effective August 13, 2007, and Term Note, the Company is exposed to changes in interest rates. The outstanding balance on the AB Line bears interest at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. The borrowing rate on the Line, the predecessor to the AB Line, was 7.76% at June 30, 2007. A 1% increase in the interest rate may cause an additional $0.1 million in annual expense on the total available AB Line of $11.0 million. The principal amount on the Term Note of $4.0 million bears interest at an annual rate equal to the prime rate less 0.25%. A 1% increase in interest rate may cause less than $0.1 million in annual expense on the Term Note. The Company believes that the effect of changes in interest rates will not adversely affect the Company’s financial position, results of operations and cash flows.

Although the Company has transactions that were denominated in currencies other than the United States dollar, the Company’s market risk associated with foreign currency rates is not considered material.

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

The annual meeting of the shareholders was held on May 8, 2007. Of the 6,363,448 shares entitled to vote at the meeting, 4,231,851 shares were voted. The results were as follows:

Proposal number 1 – Elections of Directors (Term expiring in the year 2009)

	For	Withhold
Carl J. Aschinger, Jr.	4,205,181	26,670
Hugh C. Cathey	4,205,181	26,670
Benjamin Brussell	4,205,181	26,670

Directors John D. Bair, Thomas M. O’Leary and Michael R. Sayre will continue in office with terms ending in 2008.

Item 5.	Other Information.

As discussed above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on August 13, 2007, the Company entered into a Seventh Amendment to Loan Agreement (the “Amendment”) with KeyBank. The Amendment extended the maturity date of the Company’s Term Note to November 15, 2007 (previously such maturity date was August 15, 2007).

Pursuant to the Amendment, the Company replaced the Line with the AB Line, which provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions (such restrictions are discussed in Item 2 above). The AB Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. The Amendment eliminated the financial covenants and implemented a monthly minimum earnings before interest, taxes, depreciation and amortization and restructuring costs (costs incurred with the establishment of the new credit facility) financial covenant. The maturity date of the AB Line is May 18, 2008. The outstanding balance on the AB Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. In addition, the unused AB Line capacity is subject to a commitment fee of 1/8%, payable monthly in arrears.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10 and is incorporated herein by reference.

Item 6.	Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission on September 21, 2000.

10	Seventh Amendment Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated August 13, 2007.	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2007	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2007	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2007	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2007	Contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: August 14, 2007	/s/ Michael R. Sayre
Michael R. Sayre, Chief Executive Officer

Date: August 14, 2007	/s/ George A. Troutman
George A. Troutman, Chief Financial Officer