Form 10-Q
period 2007-09-30
PINNACLE DATA SYSTEMS INC
filed 2007-11-14
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 14, 2007, the registrant had outstanding 6,419,548 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PINNACLE DATA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$67,000	$42,000
Accounts receivable, net of allowance for doubtful accounts of $94,000 and $138,000, respectively	12,888,000	17,718,000
Inventory, net	8,519,000	11,732,000
Prepaid expenses	547,000	499,000
Income taxes receivable	42,000	1,030,000
Deferred income taxes	858,000	858,000

Total current assets	22,921,000	31,879,000

PROPERTY AND EQUIPMENT
Leasehold improvements	570,000	511,000
Furniture and fixtures	408,000	408,000
Computer equipment and related software	3,574,000	3,373,000
Shop equipment	818,000	619,000

Total property and equipment, cost	5,370,000	4,911,000
Less accumulated depreciation and amortization	(4,064,000)	(3,667,000)

Total property and equipment, net	1,306,000	1,244,000

OTHER ASSETS
Deferred income taxes	597,000	597,000
Other assets	53,000	138,000

Total other assets	650,000	735,000

TOTAL ASSETS	$24,877,000	$33,858,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$4,101,000	$9,109,000
Short-term note	4,000,000	4,000,000
Accounts payable	7,858,000	11,851,000
Accrued expenses:
Wages, payroll taxes and benefits	1,081,000	1,053,000
Other	835,000	947,000
Unearned revenue	450,000	204,000

Total current liabilities	18,325,000	27,164,000

LONG-TERM LIABILITIES
Accrued other	—	675,000

Total long-term liabilities	—	675,000

TOTAL LIABILITIES	18,325,000	27,839,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 6,419,548 and 6,363,448 shares issued and outstanding, respectively	3,488,000	3,435,000
Additional paid-in capital	1,408,000	1,263,000
Retained earnings	1,656,000	1,321,000

Total stockholders’ equity	6,552,000	6,019,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,877,000	$33,858,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)		(Unaudited)
SALES
Product sales	$14,432,000	$12,521,000	$47,166,000	$41,769,000
Service sales	2,974,000	2,874,000	7,974,000	7,878,000

Total sales	17,406,000	15,395,000	55,140,000	49,647,000

COST OF SALES
Product sales	10,519,000	11,517,000	37,406,000	36,403,000
Service sales	2,305,000	1,477,000	6,041,000	3,588,000

Total cost of sales	12,824,000	12,994,000	43,447,000	39,991,000

GROSS PROFIT	4,582,000	2,401,000	11,693,000	9,656,000
OPERATING EXPENSES	3,277,000	4,802,000	10,367,000	12,504,000

INCOME (LOSS) FROM OPERATIONS	1,305,000	(2,401,000)	1,326,000	(2,848,000)

OTHER EXPENSE
Interest expense	208,000	221,000	719,000	551,000

INCOME (LOSS) BEFORE INCOME TAXES	1,097,000	(2,622,000)	607,000	(3,399,000)
INCOME TAX EXPENSE (BENEFIT)	466,000	(1,224,000)	272,000	(1,535,000)

NET INCOME (LOSS)	$631,000	$(1,398,000)	$335,000	$(1,864,000)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.10	$(0.22)	$0.05	$(0.30)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.10	$(0.22)	$0.05	$(0.30)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$335,000	$(1,864,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	397,000	300,000
Stock-based compensation expense	145,000	122,000
Provision for doubtful accounts	30,000	248,000
Inventory reserves	358,000	—
Decrease/(increase) in assets:
Accounts receivable	4,800,000	898,000
Inventory	2,855,000	(4,210,000)
Prepaid expenses and other assets	37,000	(206,000)
Income taxes receivable	988,000	(1,668,000)
(Decrease)/increase in liabilities:
Accounts payable	(4,044,000)	2,927,000
Accrued expenses and taxes	(759,000)	825,000
Unearned revenue	246,000	539,000

Total adjustments	5,053,000	(225,000)

Net cash provided by (used in) operating activities	5,388,000	(2,089,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(459,000)	(568,000)

Net cash used in investing activities	(459,000)	(568,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(5,008,000)	(3,080,000)
Proceeds from short-term note	—	4,000,000
Outstanding checks in excess of funds on deposit	51,000	768,000
Proceeds from stock options exercised	53,000	565,000

Net cash (used in) provided by financing activities	(4,904,000)	2,253,000

INCREASE (DECREASE) IN CASH	25,000	(404,000)
Cash at beginning of period	42,000	486,000

Cash at end of period	$67,000	$82,000

The accompanying notes are an integral part of these financial statements.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization

Nature of Business—Pinnacle Data Systems, Inc. (the “Company”) is an embedded computing technology provider offering design, development, production, and repair services to original equipment manufacturers (“OEMs”) and independent software vendors. Industries served currently include medical, telecommunications, industrial/automation, military/aerospace, and imaging. The Company also helps major computer platform manufacturers respond to their customers’ requirements for customized solutions and extended service life. The Company specializes in solving the challenges associated with complex technologies, multi-vendor integrations, low to medium volume production, and long-term service of third party products.

The Company is a collaborative and flexible outsourcing partner who helps clients create cost-effective solutions, respond to unplanned demand changes, improve customer satisfaction, and aggressively adapt to new trends in the technology market place. Through its innovative and proactive staff of engineering, design, manufacturing, program management and supply chain specialists, the Company tailors solutions that meet the particular business and operational needs of each OEM client.

Note 2. Summary of Significant Accounting Policies

The condensed balance sheet as of September 30, 2007 and the condensed statements of operations and cash flows for the three month and nine month periods ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, condensed statements of operations and changes in cash flows for all periods presented have been made. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results for the full year.

Inventories – Inventories are valued at average cost, not in excess of market. Inventory at September 30, 2007 and December 31, 2006 was comprised of the following (net of inventory reserves):

	September 30, 2007	December 31, 2006
Component parts (raw materials)	$6,164,000	$9,855,000
Work-in-process	1,757,000	1,169,000
Finished goods	598,000	708,000

	$8,519,000	$11,732,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At September 30, 2007 and December 31, 2006, the Company provided reserves of approximately $2,289,000 and $1,996,000, respectively, to reduce the carrying value of inventory.

Allowance for Doubtful Accounts – Accounts receivable is stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company determines its allowance by considering a number

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history with each customer, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Plant Consolidation Costs – The Company recognizes costs associated with the plant consolidation as discussed in Note 3 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation was recognized and measured at fair value in the period in which the liability was incurred. The one-time termination benefits for the terminated associates were ratably expensed over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which had no future economic benefit to the Company, was recognized and measured at its fair value in the period the Company ceased to use the facility for its intended use. In periods subsequent to the initial estimate of the lease costs on the abandoned facility, changes in the assumptions used to calculate the liability are evaluated, and adjustments to the liability are recognized in the period of change.

Income Taxes – The Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this pronouncement did not impact the Company’s financial position and results of operations. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

Recently Issued Accounting Pronouncement – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

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

Note 3. Consolidation of Facilities

During 2006, the Company upgraded its headquarters facility in Groveport, Ohio, opened a warehouse and logistics facility in Groveport, Ohio, and consolidated the Company’s Monrovia, California operations into the Groveport, Ohio facilities (the “Plan”). The Company incurred $1,635,000 during the fiscal year ended December 31, 2006 for costs associated with the Plan. The amounts were recorded as a component of “Operating Expenses” within the Statements of Operations during second quarter 2006 and thereafter. The total costs recorded in 2006 included $242,000 for termination and severance benefits for associates, $1,150,000 for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $243,000 for other closure costs including travel, training, and relocation of associates and production lines. The Company recorded $1,399,000 and $1,467,000 in the three month and nine month periods ended September 30, 2006, respectively, for costs associated with the Plan.

During the second quarter 2007, the Company completed amendments to the original Monrovia, California lease agreement, which will eliminate any future obligations under the lease agreement after November 30, 2007. The remaining liability for the Plan as of September 30, 2007 was $39,000.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the accrued liabilities associated with the Plan during the nine month period ended September 30, 2007:

	Severance and Termination Benefits	Abandoned Facility	Total
Accrual as of January 1, 2007	$35,000	$868,000	$903,000
Payments or settlements	(23,000)	(286,000)	(309,000)

Accrual as of March 31, 2007	12,000	582,000	594,000
Payments or settlements	(12,000)	(446,000)	(458,000)
Adjustment to liability	—	63,000	63,000

Accrual as of June 30, 2007	—	199,000	199,000

Payments or settlements	—	(160,000)	(160,000)

Accrual as of September 30, 2007	$—	$39,000	$39,000

Note 4. Debt

On August 13, 2007, the Company became a borrower under an asset-based revolving credit facility (the “AB Line”) as defined in the Seventh Amendment Agreement (the “Seventh Amendment”) by and between the Company and KeyBank National Association (“KeyBank”). The AB Line modified the revolving credit promissory note (the “Line”) dated November 19, 2003, as amended. The AB Line provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions. The borrowing base under the AB Line is determined as the lesser of 1) $11,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) the greater of (i) 25% of the lower of cost or market value of the aggregate amount of eligible inventory, or (ii) 85% of the appraised net orderly liquidation value of the aggregate amount of eligible inventory, not to exceed $6,000,000 and (c) $2,000,000 for working capital needs, minus (d) the outstanding principal balance of the Term Loan, as defined below. In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants. The maturity date of the AB Line is May 18, 2008.

The AB Line is payable on demand and is collateralized by a blanket lien on all assets of the Company. In addition, the Seventh Amendment eliminated the financial covenants from the Line and implemented a monthly minimum earnings before interest, taxes, depreciation and amortization and restructuring costs (costs incurred with the establishment of the new credit facility) (“EBITDAR”) financial covenant.

As of September 30, 2007, the maximum available borrowing base, subject to the borrowing base restrictions, was $8,982,000. The outstanding balance on the AB Line was $4,101,000 as of September 30, 2007, and the outstanding balance on the Line was $9,109,000 as of December 31, 2006.

The outstanding balance on the AB Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the AB Line was 7.76% at September 30, 2007, and was 7.7625% on the Line at December 31, 2006. The weighted average interest rate for the nine month periods ended September 30, 2007 and 2006 was 7.78% and 7.87%, respectively. In addition, the unused AB Line capacity is subject to a commitment fee of 1/8%, payable monthly in arrears.

The Company entered into a term loan with KeyBank, in the principal amount of $4,000,000, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended. The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 7.5% and 8.0% on September 30, 2007 and December 31, 2006, respectively. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. The maturity date of the Term Note is November 15, 2007.

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The average debt balance, including the AB Line, the Line, and the Term Note, for the nine month period ended September 30, 2007 and for twelve month period ended December 31, 2006 was $11,856,000 and $10,055,000, respectively.

On November 13, 2007, the Company entered into an extension of the Term Note, which extended the maturity date to February 15, 2008, and established EBITDAR financial covenants for the monthly periods from October 2007 through December 2007. There were no additional changes to the terms of the Term Note.

Note 5. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. During the first quarter of 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no material impact on the Company’s financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. The Company expects the impact of foreign taxes not to be material to its financial position and results of operations.

Note 6. Stock-based compensation

Stock compensation expense for the three month periods ended September 30, 2007 and 2006 was $54,000 and $71,000, respectively. Stock compensation expense for the nine month periods ended September 30, 2007 and 2006 was $145,000 and $122,000, respectively. Stock compensation expense is reported in “Operating Expenses” within the Condensed Statements of Operations.

Under the 2005 Equity Incentive Plan, the stock option activity and weighted average exercise prices for the nine month periods ended September 30, 2007 and 2006 were as follows:

	2007		2006
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	1,894,100	$2.71	2,118,900	$2.54
Granted	440,300	$2.33	684,000	$3.08
Exercised	(56,100)	$0.95	(372,950)	$1.93
Forfeited	(732,100)	$2.66	(149,350)	$3.01

Outstanding at September 30	1,546,200	$2.68	2,280,600	$2.77

Exercise price range of options outstanding	$0.75 to $5.25		$0.75 to $5.25

The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Risk-free interest rate	4.2%	4.9%	4.4%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	65.6%	77.7%	67.4%	77.8%
Weighted average expected life in years	6.4	5.9	6.4	6.4

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The weighted-average fair value of the options granted during the three and nine month periods ended September 30, 2007 were $1.40 and $1.54, respectively. The weighted-average fair value of the options granted during the three and nine month periods ended September 30, 2006 were $2.00 and $2.23, respectively.

Note 7. Earnings (Loss) Per Common and Common Equivalent Share

Earnings (loss) per common and common equivalent shares (“EPS”) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended September 30, 2006, no conversion of common stock equivalents has been assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the periods noted above.

The following table presents EPS for the three and nine month periods ended September 30, 2007 and 2006.

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$631,000	$(1,398,000)	$335,000	$(1,864,000)
Determination of common shares:
Average common shares outstanding	6,393,637	6,297,108	6,377,559	6,199,777
Assumed converions of dilutive stock options	63,288	—	75,962	—

Diluted average common shares outstanding	6,456,925	6,297,108	6,453,521	6,199,777

Basic earnings (loss) per common share:	$0.10	$(0.22)	$0.05	$(0.30)
Diluted earnings (loss) per common share:	$0.10	$(0.22)	$0.05	$(0.30)

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

Pinnacle Data Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Segment information for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sales
Product	$14,432,000	$12,521,000	$47,166,000	$41,769,000
Service	2,974,000	2,874,000	7,974,000	7,878,000

Total sales	$17,406,000	$15,395,000	$55,140,000	$49,647,000

Gross profit
Product	$3,913,000	$1,004,000	$9,760,000	$5,366,000
Service	669,000	1,397,000	1,933,000	4,290,000

Total gross profit	$4,582,000	$2,401,000	$11,693,000	$9,656,000

Income (loss) from operations
Product	$2,970,000	$(314,000)	$6,378,000	$1,545,000
Service	380,000	1,031,000	1,117,000	3,282,000
Other	(2,045,000)	(3,118,000)	(6,169,000)	(7,675,000)

Total income (loss) from operations	$1,305,000	$(2,401,000)	$1,326,000	$(2,848,000)

Segment information at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
Total assets
Product	$15,362,000	$23,939,000
Service	7,480,000	7,411,000
Other	2,035,000	2,508,000

Total assets	$24,877,000	$33,858,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Pinnacle Data Systems, Inc. (the “Company”) is an embedded computing technology provider offering design, development, production, and repair services to original equipment manufacturers (“OEMs”) and independent software vendors (“ISVs”). Industries served currently include medical, telecommunications, industrial/automation, military/aerospace, and imaging. The Company also helps major computer platform manufacturers respond to their customers’ requirements for customized solutions and extended service life. The Company specializes in solving the challenges associated with complex technologies, multi-vendor integrations, low to medium volume production, and long-term service of third party products.

The Company is a collaborative and flexible outsourcing partner who helps clients create cost-effective solutions, respond to unplanned demand changes, improve customer satisfaction, and aggressively adapt to new trends in the technology market place. Through its innovative and proactive staff of engineering, design, manufacturing, program management and supply chain specialists, the Company tailors solutions that meet the particular business and operational needs of each OEM client.

During the first half of the 2007 fiscal year, the Company established a branch office in Hong Kong. Through its Hong Kong office, the Company has collaborated with partner, E.C. Fix Technology Limited, to provide management and delivery of repair services for the Company’s global OEM and ISV customer base in the Asia region. In addition, the Company has partnered with Aspan Computer Repair Laboratories B.V. (“Aspan”) to provide repair services in The Netherlands. Management of the Company continues to actively negotiate terms for the acquisition of Aspan with the owner and plans to have a transaction completed by the end of 2007 upon obtaining the appropriate financing.

At the end of the second quarter 2007, the Company entered into a partnership with Israeli-based Startronics, a wholly owned subsidiary of STG International, Ltd., to jointly market and support the Company’s products and services in Israel. The Company anticipates continued growth in the Asian, European and other international markets.

During the second quarter 2007, the Company completed amendments to the original Monrovia, California lease agreement, which will eliminate any future obligations under the lease agreement after November 30, 2007. The remaining liability for the Plan as of September 30, 2007 was less than $0.1 million.

During the third quarter, the Company obtained favorable operating results due to solid organic growth and benefits from the Operational Improvement Plan completed earlier in fiscal 2007 and its continuing effort to improve operating leverage and margins. The Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth. In addition, the Company continues to evaluate and challenge existing business that consistently performs below expected results, and is seeking new opportunities that are more in line with the Company’s performance goals. The Company is focused on opportunities where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs. Since September 30, 2007, the Company entered into an independent manufacturer’s sales representative agreement with a company in the Northeast Region of the United States. The strategic use of independent manufacturer’s sales representatives will improve the Company’s market and geographical coverage of its products and services.

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

DISCUSSION AND ANALYSIS OF OPERATING RESULTS

The following is a discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2007 and September 30, 2006. The discussion should be read in conjunction with the Condensed Financial Statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

SALES

Sales for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Total sales	$17,406	$15,395	13%	$55,140	$49,647	11%
Product	$14,432	$12,521	15%	$47,166	$41,769	13%
Service	$2,974	$2,874	3%	$7,974	$7,878	1%

Sales for the third quarter and year to date 2007 as compared to same respective periods in 2006 were higher primarily in product sales. The increase in product sales from year to date 2006 to year to date 2007 was primarily attributable to the initial set-up of a multi-program customer in the latter half of 2006 that has remained strong in 2007. The slight increase in service sales was due to the Company’s ramp-up of new storage device repair programs in North America and the Europe, Middle East and Africa (“EMEA”) region, offset by lower billings on established domestic accounts. The Company’s results were affected by fluctuation in its customers’ product lines and programs, and the demands of their market.

For the nine month period ended September 30, 2007, the Company had two customers that generated sales of approximately $20.7 million and $6.3 million or 37% and 11% of total sales, respectively. In addition, these customers represented 38% and less than 1%, respectively, of accounts receivable at September 30, 2007.

For the nine month period ended September 30, 2006, the Company had three customers that generated sales of approximately $12.2 million, $5.2 million, and $4.3 million or 25%, 11%, and 9% of total sales, respectively. In addition, these customers represented 18%, 18%, and 7%, respectively, of accounts receivable at September 30, 2006.

GROSS PROFIT

Gross profit for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Total gross profit	$4,582	$2,401	91%	$11,693	$9,656	21%
Product	$3,913	$1,004	290%	$9,760	$5,366	82%
Service	$669	$1,397	(52)%	$1,933	$4,290	(55)%

The gross profit margin percentages for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total gross profit	26%	16%	21%	19%
Product	27%	8%	21%	13%
Service	22%	49%	24%	54%

The increase in overall gross profit margin as a percentage of sales between each respective comparable period was primarily attributable to the reduction of lower margin business and the increase in more profitable business including programs that supported customer’s last time buys of prior generation products. The Company continues to focus on business with higher profitable returns. The decline in gross profit on service sales was caused by a higher percentage of sales recognized from service customers with lower gross profit margins, primarily from the ramp-up of a new repair program in the EMEA region. The Company currently shares its profit on service sales generated in EMEA with Aspan. Once the Company is able to complete an acquisition transaction as contemplated with Aspan, the service sales and profit margins are expected to benefit from full ownership.

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

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative (“SG&A”) expense, and interest expenses for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Operating expenses	$3,277	$4,802	(32)%	$10,367	$12,504	(17)%
Interest expenses	208	221	(6)%	719	551	30%

Total expense	$3,485	$5,023	(31)%	$11,086	$13,055	(15)%

The decrease in SG&A expenses for the three and nine month periods ended September 30, 2007 is primarily caused by the fact the SG&A expenses for the three and nine month periods ended September 30, 2006 included special one-time charges in the amount of $1.1 million and $2.1 million, respectively. The Company recorded $1.4 million and $1.5 million in the three month and nine month periods ended September 30, 2006, respectively, for costs associated with the Plan, as discussed in the Executive Overview. In addition, an allowance was established to cover the outstanding receivable balance of one of the Company’s customers, Silicon Graphics, Inc. (“SGI”), who filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2006. The Company settled this claim, and SGI paid the Company 70% of the Company’s pre-petition claims on outstanding receivables, or $437,000. The charge was reduced by $265,000 in the three month period ended September 30, 2006 for a total charge of

$200,000 for the nine month period ended September 30, 2006. For additional discussion, refer to Note 2 of the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the Company reduced the number of salaried personnel, as well as travel and outside professional services costs for the three and nine month periods ended September 30, 2007 compared to the same periods a year ago.

The decrease in interest expense in the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 was primarily due to lower borrowing requirements as the Company has improved performance over managing inventory levels and accounts receivable collections in fiscal year 2007. The increase in interest expense for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 was due to the higher average bank debt balance carried to support the working capital requirements for the growth in the Company’s business as well as higher average interest rates.

INCOME TAX EXPENSE (BENEFIT) AND NET INCOME (LOSS)

Income tax expense (benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, and as adjusted for certain permanent book to tax differences as recorded in the prior year. The tax provision is subject to an on-going review and evaluation by management. The effective tax rate was 42% and 45% for the three and nine month periods ended September 30, 2007, respectively.

Income (loss) before taxes, income tax expense (benefit) and net income (loss) for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Income (loss) before taxes	$1,097	$(2,622)	142%	$607	$(3,399)	118%
Income tax expense (benefit)	466	(1,224)	138%	272	(1,535)	118%

Net income (loss)	$631	$(1,398)	145%	$335	$(1,864)	118%

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”) for the three month periods ended September 30, 2007 and 2006 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic earnings (loss) per common share:	$0.10	$(0.22)	$0.05	$(0.30)
Diluted earnings (loss) per common share:	$0.10	$(0.22)	$0.05	$(0.30)

Weighted average number of shares outstanding:
Basic average common shares outstanding	6,393,637	6,297,108	6,377,559	6,199,777
Diluted average common shares outstanding	6,456,925	6,297,108	6,453,521	6,199,777

For the three and nine month periods ended September 30, 2006, no conversion of common stock equivalents has been assumed in the calculation of loss per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for the three and nine month periods noted above.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended September 30, 2007 and December 31, 2006 were as follows:

($ in thousands)	September 30, 2007	December 31, 2006	% Change
Accounts receivable	$12,888	$17,718	(27)%
Inventory	8,519	11,732	(27)%
Other current assets	1,514	2,429	(38)%

Total current assets	$22,921	$31,879	(28)%

A summary of changes in current liabilities for the periods ended September 30, 2007 and December 31, 2006 were as follows:

($ in thousands)	September 30, 2007	December 31, 2006	% Change
Line of credit	$4,101	$9,109	(55)%
Short-term note	4,000	4,000	—
Accounts payable	7,858	11,851	(34)%
Other current liabilities	2,366	2,204	7%

Total current liabilities	$18,325	$27,164	(33)%

During the nine month period ended September 30, 2007, the net cash provided by operating activities was $5.4 million. During the nine month period ended September 30, 2006, the net cash used in operating activities was $2.1 million. Net income (loss) as adjusted for the effects of the non-cash items, which include depreciation expense, stock-based compensation expense, accounts receivable reserves, and inventory reserves, if applicable, provided cash from operations of $1.3 million for the nine month period ended September 30, 2007 and used cash from operations of $1.2 million for the nine month period ended September 30, 2006. Change in the working capital components provided a net cash inflow of $4.1 million for the nine month period ended September 30, 2007, and required a net cash outflow of $0.9 million for the nine month period ended September 30, 2006. As of the end of the third quarter 2007, the Company has improved its performance over managing inventory levels and accounts receivable collections as compared to the prior year.

The net cash used in investing activities was $0.5 million and $0.6 million for the nine month periods ended September 30, 2007 and 2006, respectively. The Company’s use of cash in investing activities was for the purchase of equipment, including computer equipment and leasehold improvements, in the nine month periods ended September 30, 2007 and 2006.

During the nine month period ended September 30, 2007, the net cash used in financing activities was $4.9 million. During the nine month period ended September 30, 2006, the net cash provided by financing activities was $2.3 million. In the nine month period ended September 30, 2007, net cash was used in financing activities primarily for payments on the Line and AB Line (as defined below) of $5.0 million. In the nine month period ended September 30, 2006, net cash provided by financing activities included the proceeds from the short term note of $4.0 million, $0.8 million of outstanding checks to be applied against the Line, $0.6 million from the exercise of stock options, offset by $3.1 million of payments on the Line.

On August 13, 2007, the Company became a borrower under an asset-based revolving credit facility (the “AB Line”) as defined in the Seventh Amendment Agreement (the “Seventh Amendment”) by and between the Company and KeyBank National Association (“KeyBank”). The AB Line modified the revolving credit promissory note (the “Line”) dated November 19, 2003, as amended. The AB Line provides a maximum line of credit of $11.0 million, subject to borrowing base restrictions. The borrowing base under the AB Line is determined as the lesser of 1) $11.0 million or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) the greater of (i) 25% of the lower of cost or market value of the aggregate amount of eligible inventory, or (ii) 85% of the appraised net orderly liquidation value of the aggregate amount of eligible inventory, not to exceed $6.0 million and (c) $2.0 million for working capital needs, minus (d) the outstanding principal balance of the Term Loan (as defined below). In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants. The maturity date of the AB Line is May 18, 2008.

The AB Line, which is the Company’s primary source of operational and non-operational funding, is collateralized by a blanket lien on the Company’s assets. The agreement restricts the payments of cash dividends that would cause violations of the loan covenants. In addition, the Seventh Amendment eliminated the financial covenants from the Line and implemented a monthly minimum earnings before interest, taxes, depreciation and amortization and restructuring costs (costs incurred with the establishment of the new credit facility) (“EBITDAR”) financial covenant.

As of September 30, 2007, the maximum available borrowing base, subject to the borrowing base restrictions, was $9.0 million. The outstanding balance on the AB Line was $4.1 million as of September 30, 2007, and the outstanding balance on the Line was $9.1 million as of December 31, 2006.

The outstanding balance on the AB Line bears interest monthly at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the AB Line was 7.76% at September 30, 2007, and was 7.7625% on the Line at December 31, 2006. The weighted average interest rate for the nine month periods ended September 30, 2007 and 2006 was 7.78% and 7.87%, respectively. In addition, the unused AB Line capacity is subject to a commitment fee of 1/8%, payable monthly in arrears.

The Company entered into a term loan with KeyBank, in the principal amount of $4.0 million, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended. The principal amount of the Term Note will bear interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 7.5% and 8.0% on September 30, 2007 and December 31, 2006, respectively. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. The maturity date of the Term Note is November 15, 2007.

The average debt balance, including the AB Line, the Line, and the Term Note, for the nine month period ended September 30, 2007 and for twelve month period ended December 31, 2006 was $11.9 million and $10.0 million, respectively.

On November 13, 2007, the Company entered into an extension of the Term Note, which extended the maturity date to February 15, 2008, and established EBITDAR financial covenants for the monthly periods from October 2007 through December 2007. There were no additional changes to the terms of the Term Note.

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

Additional financing may be required to support the future growth plans of the Company. The future growth plans of the Company include an acquisition strategy that may include acquiring companies that are in a similar or complementary business as the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by the shareholders. The issuance of these noted shares require the approval of the Board of Directors. The Company is evaluating acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. The acquisition targets may provide large OEM customer relationships that have a potential for additional business through the product synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

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

As a borrower under the AB Line, effective August 13, 2007, and Term Note, the Company is exposed to changes in interest rates. The outstanding balance on the AB Line bears interest at an annual rate equal to prime rate or the overnight LIBOR plus 2.45%. The borrowing rate on the AB Line was 7.76% at September 30, 2007. A 1% increase in the interest rate may cause an additional $0.1 million in annual expense on the total available AB Line of $11.0 million. The principal amount on the Term Note of $4.0 million bears interest at an annual rate equal to the prime rate less 0.25%. A 1% increase in interest rate may cause less than $0.1 million in annual expense on the Term Note. The Company believes that the effect of changes in interest rates will not adversely affect the Company’s financial position, results of operations and cash flows.

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

As discussed above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on November 13, 2007, the Company entered into an Eighth Amendment to Loan Agreement (the “Amendment”) with KeyBank. The Amendment extended the maturity date of the Company’s Term Note to February 15, 2008 (previously such maturity date was November 15, 2007) and established EBITDAR financial covenants for the monthly periods from October 2007 through December 2007.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10 and is incorporated herein by reference.

Item 6.	Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission on September 21, 2000.

10	Eighth Amendment Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 13, 2007.	Contained herein.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2007	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2007	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2007	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2007	Contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: November 14, 2007	/s/ Michael R. Sayre
Michael R. Sayre, Chief Executive Officer

Date: November 14, 2007	/s/ George A. Troutman
George A. Troutman, Chief Financial Officer