Form 10-K
period 2007-12-31
PINNACLE DATA SYSTEMS INC
filed 2008-03-31
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed on the basis of the closing sale price on the American Stock Exchange of the common shares as of June 30, 2007, was $13,618,370.

On March 18, 2008, the Registrant had outstanding 7,813,099 common shares without par value, which is the registrant’s only class of common equity.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE DATA SYSTEMS, INC.

2007 FORM 10-K ANNUAL REPORT

SAFE HARBOR STATEMENT

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for fiscal year 2008. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors, as discussed herein. The Company undertakes no obligations to publicly update or revise such statements.

EXPLANATORY NOTE ABOUT RESTATEMENT

Pinnacle Data Systems, Inc. (“PDSi,” “we,” “our,” or the “Company”) has restated herein our financial statements for the fiscal year ended December 31, 2006 to decrease deferred income tax assets and additional paid-in capital by $333,000; this restatement had no impact on the 2006 net loss or net loss per share. Additionally, the Company increased income tax expense by $117,000 resulting in a net loss per share of $0.32 compared to a $0.30 net loss per share as previously reported. For 2006, the restatement adjustments were deemed not to be material, and continue not to be material to the 2006 financial results. However, correcting the cumulative effect of the prior year misstatements through current year income statement would materially misstate current year income and therefore the Company adjusted the 2006 financial statements. The Company previously reported in the Current Report on Form 8-K on March 12, 2008 results that did not consider this restatement. As such, the affect of the decrease in 2007 income tax expense resulted in a correction to the Company’s reported 2007 diluted earnings per share from $0.07 to $0.08 for the full year.

Based on the interpretations of the Securities Exchange and Commission Staff Accounting Bulletin No. 108, and because amendments of the Company’s previously filed Annual Reports on Form 10-K for the 2006 period affected by the restatement would, in large part, repeat the disclosure contained in this report, the Company has not amended and does not plan to amend these or any other prior filings. For a full description of the restatement, see Note 3, “Restatement of Financial Statements” of “Notes of Financial Statements” included under Part II, Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

PDSi was incorporated under the laws of the State of Ohio in March 1989. PDSi is headquartered at 6600 Port Road, Groveport, Ohio 43125, telephone (614) 748-1150. The common shares of PDSi are traded on the American Stock Exchange under the symbol of PNS.

PDSi provides computer design, development, production, and repair services to Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) who build computers into their products in industries including medical, telecommunications, industrial/automation, military/aerospace, and imaging. We also help major computer platform manufacturers respond to customer requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms, solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

Our business model has a foundation of technical intellectual property in the form of unique product designs (“Products”) and technical service and support programs (“Services”), such as the depot repair and logistics programs we provide the field service organizations of OEMs like Sun Microsystems, Inc. (“Sun”), Silicon Graphics, Inc. (“SGI”), and Hewlett-Packard Company (“HP”). Over the Company’s history, our Service business and orientation have afforded us opportunities to build strong engineering talent that is leveraged for the development and sale of high-potential engineered computer solutions for specific customers and niche-industry applications. For the 2007 year, we reported revenues of $73.4 million, net income of $0.5 million, and total assets of $22.5 million.

Our Products are custom-engineered to meet specific customer or niche-industry requirements that generally cannot be met by an off-the-shelf solution. They are sold to OEMs and then typically resold to end-users as components of the OEMs’ final products. Our Products are usually developed as a result of helping OEMs design, engineer, manufacture, assemble, modify, and/or integrate computer systems or components to fit their specific application needs. Many of our products are based on the high performance computer processing technologies of Sun, Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), three of the world’s leading producers of computer components and systems. We combine their products and other vendor off-the-shelf computer components or peripherals with technologies that we engineer and develop, such as customized circuit boards, enclosures, power supplies and other engineered components and software. By leveraging our expertise and experience in engineering and integrating our internally developed products with Sun, Intel, AMD and other vendors’ technologies, we are able to offer product solutions with minimal design and engineering costs to our customers.

We offer complete service and support for several OEMs’ products, as well as our own, including testing, repair, inventory and logistics services. Depot repair and testing services are provided for advanced technology systems, printed circuit board assemblies, and other computer peripherals and components, where the suspect non-functioning equipment is sent to our designated depot location for testing and repair, if required. We also manage “advanced-exchange” repair programs. Our highest volume testing and repair is performed on complex printed circuit boards, systems, and data storage devices for Sun, SGI, and HP. For our largest OEM customers, we maintain and share online information management systems that seamlessly connect our companies.

Our end-of-life product management service allows our customers to maximize their investment in technology by providing continued support for products no longer in production or supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and recertification charges required to integrate new technology into their products. For example, when a computer board manufacturer stops manufacturing a particular board, its customer OEMs are left with few alternative sources for the boards they need to continue building or repairing their products. We can provide the boards, purchased from a number of available sources, either new or refurbished, or we can redesign a new board with the same form, fit, and function with components that are readily available at the time.

We are a SunSoft Master Distributor authorized to provide our customers with the right to use Solaris, Suns UNIX operating system and we are a member of the Sun Partner Advantage Program. We are an authorized Intel Product Dealer and have earned Intel Channel Partner Premier Member status for our distinct level of competency with Intel technologies. We are an authorized AMD Platinum Gold Solution Provider. We are an authorized HP Business Development Partner. We are also licensed by Microsoft to distribute embedded Microsoft operating systems.

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

Suppliers

We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands. In 2007, two suppliers provided 16% and 11% of the components parts that were purchased to meet the production and service requirements.

Working Capital

The Company is required to carry significant amounts of inventory to meet the production schedules and maintain the repair service obligations of its customers. As the demands on working capital continue to grow with the increase in products and service revenues, the Company will continue to evaluate financing alternatives to fund the future growth of the Company and its working capital needs.

Patents and Trademarks

The Company holds the registration rights under the federal trade and service marks to its “PDSi” logo and for “Pinnacle Data Systems.”

Competition

Competition for our custom-engineered products comes from other electronic contract manufacturing companies (“CMs”) that provide similar engineering and manufacturing services, other value-added computer resellers (“VARs”) and less expensive off-the-shelf products.

The primary competitive factors in the electronic equipment service industry are price, quality, and scope of services provided, which is based on in-house technical expertise. We compete with the in-house repair centers of OEMs, third party maintenance providers (“TPMs”), other CMs, and other independent depot repair organizations similar to ours. We believe we differentiate ourselves by offering complete packaged solutions supported by a broad scope of repair and logistics service offerings; service centers in our North America, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions; flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, including registrations under ISO9001, ISO13485 for medical devices, TL9000 for telecommunications equipment and ES14001 for our environmental and safety processes; cost-effective solutions to fulfill our customers’ service needs; and experience working with and for a wide variety of technologies and large, well-known OEM customers. However, a number of our competitors are more established and have substantially greater technical, manufacturing, marketing, and financial resources to develop and market similar services.

We market our customized services and products to specific customers and industry niches to minimize certain competition from larger CMs (Flextronics, Celestica, Plexus and others) as the cost involved may be prohibitive for them to assist in product development and then manufacture and service the smaller volumes typical of our customers’ requirements. We differentiate ourselves from CMs of comparable size or smaller, and other smaller service companies because of our breadth of service offerings and our global service and distribution capabilities. We also believe we differentiate ourselves from these competitors through the strength of our close relationships with our large OEM partners (Sun, Intel, AMD and others). The level of engineering complexity and after-the-sale service and support on some products reduces competition from VARs of all levels of size and geographic coverage and from off-the-shelf product offerings. However, many of our competitors are more established and have substantially greater technical, manufacturing, marketing, and financial resources to develop and market the engineering and manufacturing services or off-the-shelf products.

Customers

A significant amount of our sales comes from a relatively small number of customers. The three largest customers generated sales of approximately 61% and 50%, respectively, for the years 2007 and 2006.

While a significant number of our customers are sizable Fortune 500 companies, in 2007 we began to shift some of our marketing and sales efforts to the middle market (companies with less than $5 billion in sales) where we believe our value is better recognized and rewarded with higher margins. We provided services and/or products to fourteen Fortune 500 companies in 2007 and thirteen in 2006.

The Company’s strategic focus continues to be on growth in the number and diversity of programs within our current customer base, as well as expansion of the total number of customers in that base. However, the Company’s relatively small number of customers can create significant sales volatility. If the sales generated by any of our three largest customers or other customers that provide meaningful revenues declined significantly without additional service or product business being replaced, the results of our operations could be materially and adversely affected.

License and Royalty Agreements

The Company entered into various license and royalty agreements for technology exchange. The purpose of these agreements has, in general, been to obtain certain proprietary or patented technology used in products we build. We believe that no single license and royalty agreement is material in relation to our business as a whole except the following.

The Company is an authorized OEM Technology Partner (“OTP”) of Sun, which entitles us to buy Sun products at specified discounts for the purpose of modifying Sun’s product and/or integrating it into our products for resale to our OEM customers. Either party can terminate without cause or upon default of the agreement as agreed upon in the authorization agreement. The OTP designation or its predecessor Master Value-Added Integrator (MVAI) designation was required in product sales of $11.1 million and $21.8 million, or 18% and 33% of total product sales in 2007 and 2006, respectively.

Research and Development

Research and development costs are generally customer-sponsored, and were not material for the years 2007 and 2006. Any costs not sponsored by a customer are expensed as incurred and were not material for the years 2007 and 2006.

Environmental Compliance Costs

Certain facets of our operations involve the use of substances regulated under various federal, state, and local laws governing the environment. The liability for environmental remediation and related costs can be significant, although the Company has not incurred any to date. During the fiscal year 2006, the Company incurred an inventory write-down of approximately $130,000 due to the implementation of Restriction of Hazardous Substances (RoHS) standards in the European Union effective July 1, 2006. This directive bans the placing on the European Union market of certain hazardous substances used in electrical and electronic equipment. Outside of this directive, environmental costs and environmental regulations are not presently material to our operations or financial position. Similarly, no other federal, state, or local laws or regulations are expected to materially impact our operations or financial position.

Employees

As of December 31, 2007, we had 181 full-time employees. We depend on certain key employees and face competition in hiring and retaining qualified employees. Our employees are not subject to collective bargaining agreements. We consider our relationship with our employees to be very good, and we do not anticipate any material change in the number of employees.

Availability of Information

The Company makes available through its internet website (www.pinnacle.com) as soon as reasonably practicable its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, after electronically filing such material with the Securities and Exchange Commission. The Company has posted on their website a copy of the code of business conduct and ethics and conflict of interest policy. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

The public may read and copy any materials the Company has filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operations of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. Since the Company is an electronic filer, the Securities and Exchange Commission also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information filed by the Company.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 113,000 square feet of office, warehouse, laboratory, and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. We have the option to extend the term of the lease for an additional five years. In addition, the Company leased an additional 51,609 square feet of warehouse and production space in a building located at 6295 Commerce Center Drive, Groveport, Ohio, within two miles of our other Groveport facility. This three-year lease will expire on April 30, 2009. We lease approximately 10,700 square feet of office and production space in a building located at Amperestraat 5, Tiel, The Netherlands. The lease may end June 30, 2010, but the term of the lease will automatically renew for an additional five years unless termination notice is provided twelve months prior to this date. The Company has sales offices in Monrovia, California, and Hong Kong.

The Company’s facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for the current requirements.

Item 3.	Legal Proceedings

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. None of the pending litigation, individually or collectively, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company’s common stock trades on the American Stock Exchange under the stock symbol “PNS.” Set forth below is the range of high and low sales prices of the common shares on the American Stock Exchange during 2007 and 2006.

	Range of Sales Prices
	High	Low
Fiscal Year 2007
Fourth quarter (ended December 31)	$3.05	$2.00
Third quarter (ended September 30)	$2.38	$1.30
Second quarter (ended June 30)	$2.59	$2.00
First quarter (ended March 31)	$2.80	$2.10

Fiscal Year 2006
Fourth quarter (ended December 31)	$2.85	$1.83
Third quarter (ended September 30)	$3.29	$2.30
Second quarter (ended June 30)	$4.30	$2.65
First quarter (ended March 31)	$4.25	$2.90

(b) Holders. On March 18, 2008, there were 87 shareholders of record in the Company’s common stock. Most of the shares of Company common stock not held by officers and directors are held in street name.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2007 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 2005 Stock Option Plan (the “Employee Plan”) and the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”).

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	1,499,200	$2.70	1,432,343
Total	1,499,200	$2.70	1,432,343

(1)	Consists of the Employee Plan and the Director Plan. The Company does not have any plans that have not been approved by the shareholders.
(2)

The aggregate number of common shares that may be granted under the Employee Plan increases on the last day of each fiscal year beginning in 2005 equal to the lessor of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors.

During 2007, Thomas O’Leary, who was a party to a stock option agreement, effective September 12, 1997 between Pinnacle Data Systems, Inc., and himself, exercised the stock options granted under such agreement.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein. This Annual Report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for fiscal year 2008. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors.

Restatement of Financial Statements

Pinnacle Data Systems, Inc. (“PDSi,” “we,” “our,” or the “Company”) has restated herein our financial statements for the fiscal year ended December 31, 2006 to decrease deferred tax assets and additional paid-in capital by $333,000; this restatement had no impact on the 2006 net loss per share. Additionally, the Company increased income tax expense by $117,000 resulting in a net loss per share of $0.32 compared to a $0.30 net loss per share as previously reported. For 2006, the restatement adjustments were deemed not to be material, and continue not to be material to the 2006 financial results. However, correcting the cumulative effect of the prior year misstatements through the current year income statement would materially misstate current year income and therefore, the Company adjusted the 2006 financial statements. The Company previously reported in the Current Report on Form 8-K on March 12, 2008 results that did not consider this restatement. As such, the affect of the decrease in 2007 income tax expense resulted in a correction to the Company’s reported 2007 diluted earnings per share from $0.07 to $0.08 for the full year.

Based on the interpretations of the Securities Exchange and Commission Staff Accounting Bulletin No. 108, and because amendments of the Company’s previously filed Annual Reports on Form 10-K for the 2006 period affected by the restatement would, in large part, repeat the disclosure contained in this report, the Company has not amended and does not plan to amend these or any other prior filings. For a full description of the restatement, see Note 3, “Restatement of Financial Statements” of “Notes of Financial Statements” included under Part II, Item 8 of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The Company is a provider of computer design, development, production, and repair services to original equipment manufacturers (“OEMs”) and independent software vendors (“ISVs”). Industries served currently include medical, telecommunications, industrial/automation, military/aerospace, and imaging. The Company also helps major computer platform manufacturers respond to their customers’ requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms, solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

During the twelve months ended December 31, 2007 (“fiscal year 2007”), the Company achieved favorable operating results due to solid organic growth and benefits from the Operational Improvement Plan as completed earlier in fiscal year 2007, as discussed below. In addition, the Company continues efforts to improve operating margins. As the Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth, the Company evaluates and challenges existing business that consistently performs below expected results. The Company is seeking new opportunities that are more in line with the Company’s performance goals, and where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs. The Company expects to strengthen its sales force using independent manufacturer’s sales representatives around the world. The strategic use of independent manufacturer’s sales representatives will improve the Company’s market and geographical coverage of its products and services.

A $2.5 million private equity financing was successfully completed on December 20, 2007. The company issued 1.25 million common shares and warrants to purchase 375,000 additional shares of common stock in a private placement with selected institutional investors. The warrants will be exercisable after six months and for a period of five years from the closing date of the financing. Approximately $1.2 million of the proceeds were used to purchase all of the equity of Aspan B.V., a Netherlands private limited liability company (“Aspan”) in February 2008, and the remaining amount will be used to invest in the infrastructure of PDSi’s growing business. Additional information on the private equity financing is discussed in Note 11 to the Financial Statements.

During fiscal year 2007, the Company outsourced repair services for its customers in the EMEA and APAC regions to Aspan and established an operation in Hong Kong. Through its Hong Kong operation, the Company has begun providing repair services in the APAC region with staffing provided through a Joint Cooperation Agreement with E.C. Fix Technology Limited. In 2008, the Company will provide repair services through its three operations located in North America (Groveport, Ohio, USA), EMEA (Tiel, Gelderland, the Netherlands) and APAC (Tsuen Wan, New Territories, Hong Kong)

During fiscal year 2006, the Company upgraded its headquarters facility in Groveport, Ohio, opened a warehouse and logistics facility in Groveport, Ohio, and consolidated the Company’s Monrovia, California operations into the Groveport, Ohio facilities (the “Operational Improvement Plan” or the “Plan”). The Company invested approximately $0.4 million in 2006 to increase and improve its production, warehouse, and logistics capabilities in Ohio. In addition, the Company incurred $1.6 million in costs during the twelve month period ended December 31, 2006 to substantially complete the consolidation. The costs included $0.2 million for termination and severance benefits for associates, an accrual of $1.2 million for the estimated outstanding lease costs for the facility in Monrovia, California that provides no future economic benefit to the Company, and $0.2 million for other closure costs including travel, training, and relocation of associates and production lines. In fiscal year 2007, the Company completed amendments to the original Monrovia, California lease agreement, which eliminated any future obligations under the lease agreement after November 30, 2007.

While the Company continues to evaluate viable acquisition opportunities, with the exception of the acquisition of Aspan, the Company does not anticipate any acquisitions in 2008.

DISCUSSION AND ANALYSIS OF OPERATING RESULTS

The following discusses and analyzes the financial condition and results of operations for the years ended December 31, 2007 (“2007” or “fiscal year 2007”) and December 31, 2006 (“2006” or “fiscal year 2006”). The discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

SALES

Sales by segment for 2007 and 2006 were as follows:

($ in thousands)	2007	2006
Total sales	$73,397	$75,920
Product	$62,615	$65,344
Services	$10,782	$10,576

Sales for 2007 were $73.4 million compared to $75.9 million in 2006, a decrease of 3%. In 2007, over $20 million in high-volume low-margin sales that occurred in 2006 were replaced with approximately $17 million in increased revenues from existing and new higher margin programs. The increase in service sales was due to a ramp-up during the year of revenues from new storage-device repair programs in the North America and EMEA regions. The Company continues to focus on its international repair opportunities. This increase in service sales was offset by lower billings on established domestic service accounts. The Company’s results were affected by fluctuation in its customers’ product lines and programs, and the demands of their market. The Company anticipates sales in the first half of 2008 to be comparable to the first half of 2007.

For 2007, the Company had two customers that generated total revenues of approximately $28.5 million and $8.8 million, or 40% and 12%, respectively, of total revenues. In the statements of operations, approximately 8% of the revenues from these customers were included in Service sales and 92% were included in Product sales. In addition, these customers represented 43% and 16%, respectively, of accounts receivable at December 31, 2007.

For 2006, the Company had two customers that generated total revenues of approximately $17.4 million and $15.0 million, or 23% and 20% respectively, of total revenues. In the statements of operations, approximately 5% of the revenues from these customers were included in Service sales and 95% were included in Product sales. In addition, these customers represented 24% and 33%, respectively, of accounts receivable at December 31, 2006.

While the Company continues to seek new opportunities with our existing customers, the Company anticipates growth from new customers, including both domestic and international customers, leading to additional customer diversification over time.

GROSS PROFIT

Gross profit for 2007 and 2006 were as follows:

($ in thousands)	2007	2006
Total gross profit	$16,027	$14,317
Product	$13,523	$8,761
Services	$2,504	$5,556

The gross profit margin percentage for 2007 and 2006 were as follows:

	2007	2006
Total gross profit	22%	19%
Product	22%	13%
Services	23%	53%

The increase in overall gross profit margin as a percentage of sales from 2006 to 2007 was primarily attributable to the reduction of lower margin business and the increase in more profitable business including programs that supported customer’s last time buys of prior generation products. The Company produces business from both existing and new programs. The Company continues to focus on its profitable growth strategy and continues to pursue higher value-added business with better margin potential. The decline in gross profit on service sales was caused by an increase in lower margin storage device repair programs in the sales mix, especially in the EMEA region where the Company split its service profits with Aspan. With the acquisition of Aspan, which occurred in February 2008, the Company will benefit by receiving the entire profit margin on this service business.

The overall increase in product gross margin was due to the elimination of lower margin sales, as discussed above, cost benefits from the completion of the Plan, and new programs at higher profit margins.

The Company continues to believe that as sales revenues and gross profit margins increase through the organic growth of existing customers and other additional global business, the results of operations will be positively affected. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict quarterly gross margin results on future sales.

OPERATING AND INTEREST EXPENSES

Operating expenses, which include selling, general, and administrative (SG&A) expenses, and interest expense for 2007 and 2006 were as follows:

($ in thousands)	2007	2006
Operating expenses	$13,998	$16,661
Interest expenses	881	800

Total expense	$14,879	$17,461

The decrease in SG&A expenses from 2006 to 2007 was primarily caused by fiscal year 2006 one-time charges of $2.3 million. During fiscal year 2007, the Company improved its cost structure by reducing salaried personnel, travel and outside professional services costs. In 2006, the Company recorded $1.6 million for costs associated with the Plan, as discussed in the Executive Overview. In addition, an allowance was established to cover the outstanding receivable balance of one of the Company’s customers, Silicon Graphics, Inc. (“SGI”), who filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2006. The Company settled this claim for 70% of the Company’s pre-petition claims on outstanding receivables and charged $188,000 to bad debt expense for SGI in 2006. For additional discussion, refer to Note 2 of the Financial Statements contained herein. In addition, in 2006, SG&A expenses included one-time charges of approximately $0.4 million for severance expenses, primarily related to the resignation of the Company’s former President and Chief Operating Officer. Finally, during 2006, the Company incurred an inventory write-down of approximately $130,000 due to the implementation of Restriction of Hazardous Substances (RoHS) standards in the European Union effective July 1, 2006.

The increase in interest expense for the twelve month period ended December 31, 2007 compared to the twelve month period ended December 31, 2006 was due to the higher average bank debt balance carried to support the working capital requirements of the Company’s business early in the year. During 2007, the Company’s improved performance in managing inventory levels and collecting accounts receivable significantly lowered the Company’s borrowing requirements in the second half of 2007.

INCOME TAX EXPENSE (BENEFIT) AND NET INCOME (LOSS)

The effective tax rates used for fiscal year 2007 and fiscal year 2006 were 53% and (37%), respectively. The increase in the tax rate for fiscal year 2007 as compared to fiscal year 2006 is primarily due to a decrease in gross deferred tax assets that had been previously recorded at a higher tax rate and the tax effect of tax/book differences that included stock option expense deducted for book purposes, but not for tax purposes until the stock option is exercised. The decrease in value of the deferred tax assets required a charge to income tax expense. The change in the current tax rate was due to a change in the projected state tax rates and change in state apportionment factors. The Company expects that the benefit of the net state tax rate reduction will lower its rate going forward.

Income (loss) before taxes, income tax expense (benefit), and net income (loss) for 2007 and 2006 were as follows:

($ in thousands)	2007	2006
		(As restated)
Income (loss) before taxes	$1,148	$(3,144)
Income tax expense (benefit)	605	(1,165)

Net income (loss)	$543	$(1,979)

Earnings (loss) per share for 2007 and 2006 were as follows:

	2007	2006
		(As restated)
Basic earnings (loss) per common share:	$0.08	$(0.32)
Diluted earnings (loss) per common share:	$0.08	$(0.32)

Weighted average number of shares outstanding:
Basic	6,471,321	6,252,209
Diluted	6,510,226	6,252,209

The items discussed elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section affected the earnings per share for the periods noted. During 2007, the Company was able to improve the mix of its business from a margin perspective and lowered certain operating expenses, which improved overall operating results. In 2006, although the Company had sales growth due to solid organic growth in programs with existing customers coupled with the business acquired in 2005, much of the growth was in the Company’s lower margin programs and the Company incurred additional costs associated with the Plan as well as other one-time charges.

The Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth. The Company continues to evaluate and challenge existing businesses that consistently perform below expected results and is taking a strategic approach to new opportunities. The Company will continue to focus on opportunities where the customer recognizes and values the Company as a partner and enabler to the customer’s specialized product and services needs.

LIQUIDITY AND CAPITAL RESOURCES

Current assets as of December 31, 2007 and 2006 were as follows:

($ in thousands)	2007	2006
		(As restated)
Accounts receivable	$10,413	$17,718
Inventory	8,587	11,732
Other current assets	2,446	2,473

Total current assets	$21,446	$31,923

Current liabilities as of December 31, 2007 and 2006 were as follows:

($ in thousands)	2007	2006
		(As restated)
Line of credit	$1,585	$9,109
Short-term note	4,000	4,000
Accounts payable	6,178	11,851
Other current liabilities	1,802	2,204

Total current liabilities	$13,565	$27,164

Net cash provided by operating activities was $6.7 million in 2007 as compared to net cash used in operating activities of $4.4 million in 2006. Net income (loss) in 2007 and 2006 as adjusted for the effects of the non-cash items, which primarily include depreciation expense, stock-based compensation expense, accounts receivable reserves, inventory reserves, and provision for deferred taxes, provided cash in operating activities of $1.9 million and used cash in operating activities of $2.2 million in 2007 and 2006, respectively. Change in the working capital components provided net cash of $4.8 million in 2007 and required a net cash outlay of $2.0 million in 2006. In 2007, the Company has significantly improved its performance over managing inventory levels and collecting accounts receivable as compared to the prior year.

Net cash used in investing activities was $1.4 million and $0.9 million in 2007 and 2006, respectively. This included $0.2 million and $0.9 million in 2007 and 2006, respectively, for the purchase of shop equipment, computer equipment, and leasehold improvements. For 2007, it also included $1.2 million in proceeds that the Company received from the private placement in December 2007. The Company placed such proceeds in escrow, and such proceeds were used for the acquisition of Aspan in February 2008. The $1.2 million was recorded as restricted cash as of December 31, 2007, and thus, in the statement of cash flow, it is recognized as cash flow from investing activities.

Net cash used in financing activities was $5.3 million in 2007 and net cash provided by financing activities was $4.9 million in 2006. In 2007, the Company’s efforts to reduce inventory levels and accounts receivable collection days resulted in a significant reduction in the balance on its outstanding line of credit at December 31, 2007. In addition and as discussed above, in 2007 the Company received proceeds from a private placement of $2.3 million, net of transaction costs, of which approximately $1.1 million was applied to the outstanding line of credit to decrease that balance and increase borrowing capacity to support the Company’s growth plans. In 2006, net cash provided by financing activities primarily included proceeds from the short-term note of $4.0 million, as described below, and $0.7 million from the exercise of stock options.

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

As of December 31, 2007, the maximum available borrowing base, subject to the borrowing base restrictions, was $8.1 million, and the outstanding balance on the AB Line was $1.6 million. The outstanding balance on the Line was $9.1 million as of December 31, 2006.

The outstanding balance on the AB Line bears interest monthly at an annual rate equal to the prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the AB Line was 7.33% at December 31, 2007, and was 7.76% on the Line at December 31, 2006. The weighted average interest rate for the twelve month periods ended December 31, 2007 and 2006 was 7.62% and 7.94%, respectively. In addition, the unused AB Line capacity is subject to a commitment fee of 0.125%, payable monthly in arrears.

The Company entered into a term loan with KeyBank, in the principal amount of $4.0 million, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended. The principal amount of the Term Note bears interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 7.0% and 8.0% on December 31, 2007 and December 31, 2006, respectively. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. The maturity date of the Term Note was February 15, 2008. The Term Note was paid off on February 10, 2008 using excess availability on the AB Line.

The average debt balance, including the AB Line, the Line, and the Term Note, for the twelve month period ended December 31, 2007 and 2006 was $11.0 million and $10.0 million, respectively.

On March 11, 2008, the Company signed a commitment letter from KeyBank to modify the AB Line back to its previous structure as an $11 million revolving credit promissory note with a 2-year rolling commitment and a maturity date of May 15, 2010, subject to annual reviews. The Company and KeyBank expect to finalize the necessary loan documents prior to May 15, 2008.

The Company’s ability to meet the terms and covenants of the AB Line will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet the terms and covenants of the AB Line.

Additional financing may be required to support the future growth plans of the Company. The future growth plans of the Company include an acquisition strategy that may include acquiring companies that are in a similar or complementary business as the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by the shareholders. The issuance of these shares requires approval of the Board of Directors. The Company is evaluating acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. The acquisition targets may provide large OEM customer relationships that have a potential for additional business through the product synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses. Other than the Aspan acquisition completed in February 2008, the Company does not anticipate additional acquisitions in 2008.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements contained herein describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, changes in inventory reserves, and income tax rates. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets or liabilities. Actual results could differ from these estimates under different assumptions or conditions. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

Fair Value of Financial Instruments – The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The methodologies and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash, accounts receivable, accounts payable and other accrued expenses are carried at cost as this approximates fair value due to their short-term nature.

•	Line of credit and short-term notes have variable rates that reflect currently available terms and conditions for similar debt.

Revenue Recognition – Revenues are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership, and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. For product sales, this occurs upon transference of title to the customer. For repair sales, this occurs upon completion of the repair work and the item is either returned to the customer, or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair programs. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods. The Company recognizes revenue on a pro-rata basis over the service period. For an inventory and logistics management program, revenue is recognized in the month in which the services are provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage of completion basis. For certain end of life product management service programs, we may purchase inventory components no longer in production that are necessary for the program based on the customer’s estimated needs, with the agreement that the customer will purchase any remaining items after an agreed upon period. The Company will carry such inventory for a period of time and upon the completion of that period, the Company will sell any remaining inventory to the customer and recognize revenue. Certain customers ask that this inventory remain located at our sites for potential future use in small end of life production runs or in repair programs. We evaluate such “bill and hold” arrangements for revenue recognition against the criteria outlined in Staff Accounting Bulletin 104. These arrangements typically meet the criteria because they are entered into at the customer’s request, are required due to their business purpose to secure a supply of component parts that will no longer be manufactured, title and risk of loss transfers to the customer, and we physically segregate such components from company-owned inventory.

Allowance for Doubtful Accounts – Accounts receivable is stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history with each customer, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible as determined by a continuous review of the customer’s ability to pay. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory and Respective Reserves – The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R), Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP”). The FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP.

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 (“SFAS No. 157”) to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). FSP FAS 157-2 delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. The guidance in FSP FAS 157-1 and FSP FAS 157-2 is effective upon initial adoption of SFAS No. 157, which is the first quarter of fiscal year 2008. The Company is currently evaluating the impact of the adoptions of the standards on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) effective for the Company beginning on January 1, 2008. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements, but does not expect to elect the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development (“R&D) Activities” (“EITF No. 07-3”) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impact of its adoption on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141(R) for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of its adoption on its financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc. (dba PDSi)

We have audited the balance sheet of Pinnacle Data Systems, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2007 of Pinnacle Data Systems, Inc. listed in Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited the adjustments described in Note 3 that were applied to restate the 2006 financial statements to correct certain errors related to income taxes. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 financial statements of Pinnacle Data Systems, Inc. other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole.

We were not engaged to examine management’s assertion about the effectiveness of Pinnacle Data System Inc.’s internal control over financial reporting as of December 31, 2007 included in this annual report at item 9A(T) Management’s Annual Report Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Columbus, Ohio

March 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc.

Groveport, Ohio

We have audited, before the effects of the matter described in Note 3, the balance sheet of Pinnacle Data Systems, Inc. (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the information in the financial statement schedule for the year ended December 31, 2006, listed in the Index at Item 15(c). The 2006 financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement and the financial statement schedule assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the matter described in Note 3, the 2006 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments for the matter described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by McGladrey & Pullen, LLP.

/s/ MALONEY+NOVOTNY LLC (formerly known as HAUSSER + TAYLOR LLC)

Columbus, Ohio

March 21, 2007

PINNACLE DATA SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(As restated)
ASSETS
CURRENT ASSETS
Cash	$54,000	$42,000
Restricted cash	1,200,000	—
Accounts receivable, net of allowance for doubtful accounts of $119,000 and $138,000, respectively	10,413,000	17,718,000
Inventory, net	8,587,000	11,732,000
Prepaid expenses	612,000	499,000
Income taxes receivable	—	1,074,000
Deferred income taxes	580,000	858,000

Total current assets	21,446,000	31,923,000

PROPERTY AND EQUIPMENT
Leasehold improvements	669,000	511,000
Furniture and fixtures	412,000	408,000
Computer equipment and related software	3,402,000	3,373,000
Shop equipment	667,000	619,000

Total property and equipment, cost	5,150,000	4,911,000
Less accumulated depreciation and amortization	(4,223,000)	(3,667,000)

Total property and equipment, net	927,000	1,244,000

OTHER ASSETS
Deferred income taxes	38,000	264,000
Other assets	62,000	138,000

Total other assets	100,000	402,000

TOTAL ASSETS	$22,473,000	$33,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$1,585,000	$9,109,000
Short-term note	4,000,000	4,000,000
Accounts payable	6,178,000	11,851,000
Accrued expenses:
Wages, payroll taxes and benefits	1,089,000	1,053,000
Other	499,000	947,000
Income taxes	77,000	—
Unearned revenue	137,000	204,000

Total current liabilities	13,565,000	27,164,000

LONG-TERM LIABILITIES
Accrued other	—	675,000

Total long-term liabilities	—	675,000

TOTAL LIABILITIES	13,565,000	27,839,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 7,689,048 and 6,363,448 shares issued and outstanding, respectively	5,485,000	3,435,000
Additional paid-in capital	1,676,000	1,091,000
Retained earnings	1,747,000	1,204,000

Total stockholders’ equity	8,908,000	5,730,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,473,000	$33,569,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2007	December 31, 2006
		(As restated)
SALES
Product sales	$62,615,000	$65,344,000
Service sales	10,782,000	10,576,000

Total sales	73,397,000	75,920,000

COST OF SALES
Product sales	49,092,000	56,583,000
Service sales	8,278,000	5,020,000

Total cost of sales	57,370,000	61,603,000

GROSS PROFIT	16,027,000	14,317,000
OPERATING EXPENSES	13,998,000	16,661,000

INCOME (LOSS) FROM OPERATIONS	2,029,000	(2,344,000)

OTHER EXPENSE
Interest expense	881,000	800,000

INCOME (LOSS) BEFORE INCOME TAXES	1,148,000	(3,144,000)
INCOME TAX EXPENSE (BENEFIT)	605,000	(1,165,000)

NET INCOME (LOSS)	$543,000	$(1,979,000)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.32)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.32)

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance—December 31, 2005	5,985,356	$2,755,000	$754,000	$3,183,000	$6,692,000
Stock options exercised	378,092	680,000	—	—	680,000
Tax benefits from employee stock option plans (restated)	—	—	161,000	—	161,000
Stock-based compensation expense	—	—	176,000	—	176,000
Net loss (restated)	—	—	—	(1,979,000)	(1,979,000)

Balance—December 31, 2006, as restated	6,363,448	3,435,000	1,091,000	1,204,000	5,730,000

Stock options exercised	75,600	80,000	—	—	80,000
Issuance of common stock and warrants	1,250,000	1,970,000	375,000	—	2,345,000
Tax benefits from employee stock option plans	—	—	9,000	—	9,000
Stock-based compensation expense	—	—	201,000	—	201,000
Net income	—	—	—	543,000	543,000

Balance—December 31, 2007	7,689,048	$5,485,000	$1,676,000	$1,747,000	$8,908,000

The accompanying notes are an integral part of these financial statements.

PINNACLE DATA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2007	December 31, 2006
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$543,000	$(1,979,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	556,000	417,000
Stock-based compensation expense	201,000	176,000
Provision for doubtful accounts	45,000	241,000
Inventory reserves	87,000	(736,000)
Provision for deferred taxes	504,000	(352,000)
Tax benefits from employee stock option plans	(9,000)	(161,000)
Decrease/(increase) in assets:
Accounts receivable	7,260,000	(5,403,000)
Inventory	3,058,000	(1,764,000)
Prepaid expenses and other assets	(37,000)	54,000
Income taxes receivable	1,074,000	(1,074,000)
(Decrease)/increase in liabilities:
Accounts payable	(5,506,000)	5,395,000
Accrued expenses and taxes	(1,001,000)	765,000
Unearned revenue	(67,000)	(6,000)

Total adjustments	6,165,000	(2,448,000)

Net cash provided by (used in) operating activities	6,708,000	(4,427,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(239,000)	(878,000)
Restricted cash	(1,200,000)	—

Net cash used in investing activities	(1,439,000)	(878,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(7,524,000)	(227,000)
Proceeds from short-term note	—	4,000,000
Outstanding checks in excess of funds on deposit	(167,000)	248,000
Proceeds from stock options exercised	80,000	679,000
Tax benefits from employee stock option plans	9,000	161,000
Issuance of common stock and warrants	2,345,000	—

Net cash (used in) provided by financing activities	(5,257,000)	4,861,000

INCREASE (DECREASE) IN CASH	12,000	(444,000)
Cash at beginning of year	42,000	486,000

Cash at end of year	$54,000	$42,000

The accompanying notes are an integral part of these financial statements.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

1. Organization

Nature of Business – Pinnacle Data Systems, Inc. (“PDSi,” “we,” “our,” or the “Company”) provides computer design, development, production, and repair services to Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) who build computers into their products in industries including medical, telecommunications, industrial/automation, military/aerospace, and imaging. We also help major computer platform manufacturers respond to customer requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms, solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

2. Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and contingent assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets or liabilities. Actual results could differ from these estimates under different assumptions or conditions.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to a concentration of credit risk, primarily consist of accounts receivable. The Company grants credit to its customers, which vary in terms of size, geographic location, and financial strength. Customer payment terms typically range from 30 to 60 days. Customer balances are monitored and evaluated on a regular basis to ensure collectibility and to assess any known risk of loss surrounding the customer.

For 2007, the Company had two customers that generated revenues of approximately $28.5 million and $8.8 million, or 40% and 12%, respectively, of total revenues. In the statements of operations, approximately 8% of the revenues from these customers were included in service sales and 92% were included in product sales. In addition, these customers represented 43% and 16%, respectively, of accounts receivable at December 31, 2007.

For 2006, the Company had two customers that generated revenues of approximately $17.4 million and $15.0 million, or 23% and 20%, respectively, of total revenues. In the statements of operations, approximately 5% of the revenues from these customers were included in service sales and 95% were included in product sales. In addition, these customers represented 24% and 33%, respectively, of accounts receivable at December 31, 2006.

The Company’s cash balances, which may be in excess of federally insured levels, are maintained at large regional financial institutions. The Company monitors the cash balances to minimize the risk of loss.

Fair Value of Financial Instruments – The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The methodologies and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash, accounts receivable, accounts payable and other accrued expenses are carried at cost as this approximates fair value due to their short-term nature.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

•	Line of credit and short-term notes have variable rates that reflect currently available terms and conditions for similar debt.

Revenue Recognition – Revenues are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership, and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. For product sales, this occurs upon transference of title to the customer. For repair sales, this occurs upon completion of the repair work and the item is either returned to the customer, or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair programs. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods. The Company recognizes revenue on a pro-rata basis over the service period. For an inventory and logistics management program, revenue is recognized in the month in which the services are provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage of completion basis. For certain end of life product management service programs, we may purchase inventory components no longer in production that are necessary for the program based on the customer’s estimated needs, with the agreement that the customer will purchase any remaining items after an agreed upon period. The Company will carry such inventory for a period of time and upon the completion of that period, the Company will sell any remaining inventory to the customer and recognize revenue. Certain customers ask that this inventory remain located at our sites for potential future use in small end of life production runs or in repair programs. We evaluate such “bill and hold” arrangements for revenue recognition against the criteria outlined in Staff Accounting Bulletin (“SAB”) 104. These arrangements typically meet the criteria because they are entered into at the customer’s request, are required due to their business purpose to secure a supply of component parts that will no longer be manufactured, title and risk of loss transfers to the customer, and we physically segregate such components from company-owned inventory.

Shipping and Handling – Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.

Advertising – The Company’s advertising efforts are associated with nondirect-response programs. The costs are expensed as incurred, or when appropriate, deferred until the advertisement first occurs. The Company expensed $9,000 and $27,000 for the years ended December 31, 2007 and 2006, respectively.

Research and Development – Research and development costs are generally customer-sponsored. Any costs not sponsored by a customer are expensed as incurred and would not have been material for the years ended December 31, 2007 and 2006.

Cash and Cash Equivalents – The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2007 or 2006.

Restricted Cash – At December 31, 2007, the Company held $1,200,000 as restricted cash in accordance with the equity transaction as discussed in Note 11.

Allowance for Doubtful Accounts – Accounts receivable is stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company assesses the collectibility of the accounts receivable and provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and their ability to make payment. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history with each customer, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible as determined by a continuous review of the customer’s ability to pay. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

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

Inventories – Inventories are valued at average cost, not in excess of market. Inventory at December 31, 2007 and 2006 was comprised of the following (net of inventory reserves):

	December 31, 2007	December 31, 2006
Component parts (raw materials)	$6,428,000	$9,855,000
Work-in-process	1,543,000	1,169,000
Finished goods	616,000	708,000

	$8,587,000	$11,732,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At December 31, 2007 and 2006, the Company provided a reserve of approximately $2,083,000 and $1,996,000, respectively, to reduce the carrying value of inventory.

Property and Equipment – Property and equipment are stated at cost. Depreciation is calculated for financial reporting purposes on a straight-line basis over the estimated service lives of the respective assets. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from 3 to 7 years. Leasehold improvements are depreciated over the shorter of useful life or remaining lease term. Technology licenses are amortized over their terms. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is reported in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Depreciation expense was $556,000 and $417,000 for the years ended December 31, 2007 and 2006, respectively.

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize an impairment loss whenever evidence exists that the carrying value is not recoverable. The Company had no impairment charges in 2007 and 2006.

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

Plant Consolidation Costs – The Company recognizes costs associated with the plant consolidation as discussed in Note 5 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Disposal Activities” (“SFAS No. 146”). The liability and expense for costs associated with the consolidation was recognized and measured at its fair value in the period in which the liability was incurred. The one-time termination benefits for the terminated associates were ratably expensed over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which has no future economic benefit to the Company, was recognized and measured at its fair value in the period the Company ceased to use the facility for its intended use. In periods subsequent to the initial estimate of the lease costs on the abandoned facility, changes in the assumptions used to calculate the liability are evaluated and adjustments to the liability are recognized in the period of change.

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

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Shared Based Payment (“SFAS No. 123(R)”), and related interpretations using the modified-prospective transition method. Under this method, the Company expenses the compensation cost for stock-based awards granted on or subsequent to January 1, 2006 over the stock options’ vesting period, and have valued them based on fair value at the grant date as determined in accordance with SFAS No. 123(R). Stock based compensation expense recognized for the year ended December 31, 2007 and 2006 was $201,000 and $176,000, respectively, and was recognized as a component of “Operating Expenses” within the Statements of Operations.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R), Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP”). The FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. The Company elected to follow the transition guidance in SFAS No. 123(R).

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 (“SFAS No. 157”) to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). FSP FAS 157-2 delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. The guidance in FSP FAS 157-1 and FSP FAS 157-2 is effective upon initial adoption of SFAS No. 157, which is the first quarter of fiscal year 2008. The Company is currently evaluating the impact of the adoptions of the standards on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) effective for the Company beginning on January 1, 2008. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for

Pinnacle Data Systems, Inc.

Notes to Financial Statements

financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements, but does not expect to elect the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development (“R&D) Activities” (“EITF No. 07-3”) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impact of its adoption on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141(R) for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of its adoption on its financial position, results of operations, and cash flows.

3. Restatement of Financial Statements

The Company has restated herein our financial statements for the fiscal year ended December 31, 2006 for (1) the correction of the income tax effect on employee stock options exercised and recorded to income tax provision instead of additional paid-in capital and other adjustments for income tax refunds, in aggregate totaled $117,000, and (2) a reversal of future income tax benefit of $333,000 recorded in error to deferred income tax asset and additional paid-in capital upon the adoption of SFAS No. 123(R). For 2006, the restatement adjustments were deemed not to be material, and continue not to be material, to the 2006 financial results. However, correcting the cumulative effect of the prior year misstatements through the current year income statement would materially misstate current year income and therefore the Company adjusted the 2006 financial statements.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The following table presents the impact of the tax adjustments on the Company’s statement of operations starting at “Loss before income taxes” for year ended December 31, 2006:

	December 31, 2006	Adjustment	December 31, 2006
	(As previously reported)		(as restated)
Loss before income taxes	$(3,144,000)	$—	$(3,144,000)
Income tax benefit (1)	(1,282,000)	117,000	(1,165,000)

Net loss	$(1,862,000)	$(117,000)	$(1,979,000)

Basic loss per common shares	$(0.30)	$(0.02)	$(0.32)

Diluted loss per common shares	$(0.30)	$(0.02)	$(0.32)

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The following table presents the impact of the restatement adjustments on the Company’s balance sheet as of December 31, 2006:

	December 31, 2006	Adjustments	December 31, 2006
	(As previously reported)		(as restated)
ASSETS
CURRENT ASSETS
Cash	$42,000	$—	$42,000
Accounts receivable, net of allowance for doubtful accounts of $138,000	17,718,000		17,718,000
Inventory, net	11,732,000		11,732,000
Prepaid expenses	499,000		499,000
Income taxes receivable (1)	1,030,000	44,000	1,074,000
Deferred income taxes	858,000		858,000

Total current assets	31,879,000	44,000	31,923,000

PROPERTY AND EQUIPMENT
Leasehold improvements	511,000		511,000
Furniture and fixtures	408,000		408,000
Computer equipment and related software	3,373,000		3,373,000
Shop equipment	619,000		619,000

Total property and equipment, cost	4,911,000	—	4,911,000
Less accumulated depreciation and amortization	(3,667,000)		(3,667,000)

Total property and equipment, net	1,244,000	—	1,244,000

OTHER ASSETS
Deferred income taxes (2)	597,000	(333,000)	264,000
Other assets	138,000		138,000

Total other assets	735,000	(333,000)	402,000

TOTAL ASSETS	$33,858,000	$(289,000)	$33,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$9,109,000	$—	$9,109,000
Short-term note	4,000,000		4,000,000
Accounts payable	11,851,000		11,851,000
Accrued expenses:
Wages, payroll taxes and benefits	1,053,000		1,053,000
Other	947,000		947,000
Unearned revenue	204,000		204,000

Total current liabilities	27,164,000	—	27,164,000

LONG-TERM LIABILITIES
Accrued other	675,000		675,000

Total long-term liabilities	675,000	—	675,000

TOTAL LIABILITIES	27,839,000	—	27,839,000

COMMITMENTS AND CONTINGENCIES	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—		—
Common stock; no par value; 25,000,000 shares authorized; 6,363,448 shares issued and outstanding	3,435,000		3,435,000
Additional paid-in capital (1)(2)	1,263,000	(172,000)	1,091,000
Retained earnings (1)	1,321,000	(117,000)	1,204,000

Total stockholders’ equity	6,019,000	(289,000)	5,730,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,858,000	$(289,000)	$33,569,000

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The following table presents the impact of the restatement adjustments on the Company’s statement of cash flow for the year ended December 31, 2006:

	December 31, 2006	Adjustments	December 31, 2006
	(As previously reported)		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,862,000)	$(117,000)	$(1,979,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417,000		417,000
Stock-based compensation expense	176,000		176,000
Provision for doubtful accounts	241,000		241,000
Inventory reserves	(736,000)		(736,000)
Provision for deferred taxes	(352,000)		(352,000)
Tax benefits from employee stock option plans	—	(161,000)	(161,000)
Decrease/(increase) in assets:
Accounts receivable	(5,403,000)		(5,403,000)
Inventory	(1,764,000)		(1,764,000)
Prepaid expenses and other assets	(107,000)	161,000	54,000
Income taxes receivable	(1,030,000)	(44,000)	(1,074,000)
(Decrease)/increase in liabilities:
Accounts payable	5,395,000		5,395,000
Accrued expenses and taxes	765,000		765,000
Unearned revenue	(6,000)		(6,000)

Total adjustments	(2,404,000)	(44,000)	(2,448,000)

Net cash used in operating activities	(4,266,000)	(161,000)	(4,427,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(878,000)		(878,000)

Net cash used in investing activities	(878,000)	—	(878,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(227,000)		(227,000)
Proceeds from short-term note	4,000,000		4,000,000
Outstanding checks in excess of funds on deposit	248,000		248,000
Tax benefits from employee stock option plans	—	161,000	161,000
Proceeds from stock options exercised	679,000		679,000

Net cash provided by financing activities	4,700,000	161,000	4,861,000

DECREASE IN CASH	(444,000)		(444,000)
Cash at beginning of year	486,000		486,000

Cash at end of year	$42,000	$—	$42,000

4. Life Insurance

The Company has purchased, and is the beneficiary, of a term life insurance policy on a key employee of the Company. The total amount of coverage at December 31, 2007 was $10,000,000.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

5. Consolidation of Facilities

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

During the second quarter 2007, the Company completed amendments to the original Monrovia, California lease agreement, which eliminated any future obligations under the lease agreement after November 30, 2007. Included in the costs of the lease termination, the Company had recorded a receivable for expected rebates from the lessor representing 50% of the net profits on the future lease payment received by the lessor through January 10, 2010. The outstanding receivable as of December 31, 2007 was $319,000.

The following table summarizes the accrued expenses associated with the Plan during the year ended December 31, 2007 and 2006:

	Severance and Termination Benefits	Abandoned Facility	Travel, Training and Relocation Costs	Total
Accrual as of January 1, 2006	$—	$—	$—	$—
Charges to operating expense	242,000	1,150,000	243,000	1,635,000
Payments or settlements	(207,000)	(282,000)	(243,000)	(732,000)

Accrual as of December 31, 2006	35,000	868,000	—	903,000

Payments or settlements	(35,000)	(931,000)	—	(966,000)
Adjustment to liability	—	(256,000)	—	(256,000)

Accrual (receivable) as of December 31, 2007	$—	$(319,000)	$—	$(319,000)

6. Debt

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

Pinnacle Data Systems, Inc.

Notes to Financial Statements

As of December 31, 2007, the maximum available borrowing base, subject to the borrowing base restrictions, was $8,082,000, and the outstanding balance on the AB Line was $1,585,000. The outstanding balance on the Line was $9,109,000 as of December 31, 2006.

The outstanding balance on the AB Line bears interest monthly at an annual rate equal to the prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the AB Line was 7.33% at December 31, 2007, and was 7.7625% on the Line at December 31, 2006. The weighted average interest rate for the twelve month periods ended December 31, 2007 and 2006 was 7.62% and 7.94%, respectively. In addition, the unused AB Line capacity is subject to a commitment fee of 0.125%, payable monthly in arrears.

The Company entered into a term loan with KeyBank, in the principal amount of $4,000,000, as evidenced by a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended. The principal amount of the Term Note bears interest at an annual rate equal to the prime rate less 0.25%. The borrowing rate on the Term Note was 7.0% and 8.0% on December 31, 2007 and December 31, 2006, respectively. The Term Note is secured by substantially all of the assets of the Company, as provided for in the Commercial Security Agreement entered into between the Company and KeyBank on September 29, 2006. The maturity date of the Term Note was February 15, 2008. The Term Note was paid off on February 10, 2008 using excess availability on the AB Line.

The average debt balance, including the AB Line, the Line, and the Term Note, for the twelve month periods ended December 31, 2007 and 2006 was $11,027,000 and $10,055,000, respectively. The Company paid interest of $824,000 and $714,000 for the years ended December 31, 2007 and 2006, respectively.

7. Stock Options

The Company’s 2005 Equity Incentive Plan (the “2005 Plan”) provides for the granting of stock options to employees in which they may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. If the grantee owns more than 10% of the Company’s stock at the time of the grant, the purchase price shall be at least 110% of the fair market value and the options expire five years from the date of grant. The aggregate number of common shares that may be granted under the 2005 Plan increases on the last day of each fiscal year equal to (a) 5% of the Company’s total outstanding shares on such date, or b) a lesser amount determined by the Company’s Board of Directors. The annual increase in grantable shares was 384,452 and 318,172, or 5% of the outstanding shares on December 31, 2007 and 2006, respectively. At December 31, 2007, under the 2005 Plan, the Company had 1,236,343 shares available for future grants. Incentive options available under the 2005 Plan must be granted by May 5, 2015.

The Pinnacle Data Systems, Inc., 2000 Director Stock Option Plan (the “2000 Director Plan”) provides for the granting of stock options to Directors who are not employees of the Company (“Outside Directors”). For stock options granted under the Director Plan, Outside Directors may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. Before the adoption of the Director Plan, previous issuances of stock options to Outside Directors were made by entering into individual stock option agreements. At December 31, 2007 under the 2000 Director Plan, the Company had 196,000 shares available for future grants.

Although the Board of Directors has the authority to set other terms, stock options granted will generally be exercisable in one to five years from the date of grant.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The stock option activity and weighted average exercise prices for the periods reported were as follows:

	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Employee Stock Option Plan
Outstanding at January 1	1,764,100	$2.75	2,008,900	$2.57
Granted	445,300	$2.35	734,000	$3.05
Exercised	(35,600)	$1.42	(429,450)	$1.94
Forfeited	(780,400)	$2.68	(549,350)	$3.11
Expired	(4,200)	$0.75	—	—

Outstanding at December 31	1,389,200	$2.70	1,764,100	$2.75

Exercise price range of options outstanding	$0.75 to $5.25		$0.75 to $5.25

Director Stock Option Plan
Outstanding at January 1	130,000	$2.07	110,000	$1.94
Granted	20,000	$2.15	20,000	$2.80
Exercised	(40,000)	$0.75	—	—
Forfeited	—	—	—	—

Outstanding at December 31	110,000	$2.57	130,000	$2.07

Exercise price range of options outstanding	$2.15 to $3.88		$0.75 to $3.88

Information concerning the outstanding and exercisable options at December 31, 2007 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.03	60,150	1.18	$0.94	60,150	$0.94
$1.85 - $2.70	590,950	7.12	$2.23	313,983	$2.23
$2.80 - $3.88	845,100	7.46	$3.13	606,435	$3.14
$4.69 - $5.25	3,000	2.79	$4.88	3,000	$4.88

	1,499,200	7.06	$2.70	983,568	$2.72

The total cost related to nonvested awards not yet recognized as expense at December 31, 2007 and 2006 was $530,000 and $867,000, respectively, and will be recognized over a weighted-average period of approximately two and three years, respectively. The number of shares nonvested at December 31, 2007 and 2006 was 515,632 and 644,000, respectively, with a weighted average grant date fair value of $2.64 and $3.03, respectively.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the stock options exercised was $49,000 and $505,000 for 2007 and 2006, respectively. At December 31, 2007, the aggregate intrinsic value of the stock options outstanding and exercisable was $156,000, and stock options have a weighted average remaining contractual term of seven years.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

The stock options granted in 2007 and 2006 were granted under the 2005 Plan and the 2000 Director Plan. The fair value of the stock options was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this valuation for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Risk-free interest rate	4.3%	5.0%
Dividend yield	0.0%	0.0%
Volatility factor	67.3%	77.8%
Weighted average expected life in years	6.4	6.4
Weighted average fair value	$1.54	$3.05

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in SAB 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date.

8. Operating Lease

The Company leases operating and sales facilities under various operating leases that expire between 2008 and 2009. The Company has an option to extend two leases for an additional five years beyond the expiration date in 2009. Minimum future lease payments under the operating leases as of December 31, 2007 were $754,000 and $237,000 for years 2008 and 2009, respectively.

The rent expense for operating leases and other month-to-month rental obligations totaled $917,000 and $1,537,000 for the years ended December 31, 2007 and 2006, respectively. The facility leases contain annual escalators intended to cover inflationary costs over the life of the leases.

9. Profit Sharing and 401(k) Savings Plan

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. Participation in the plan is available to all employees with a minimum three months of service, and each participant may elect to contribute a portion of their salary, subject to Internal Revenue limits.

The Company, at its discretion, may contribute to the employee’s account an amount up to 25% of the first 6% the employee contributions, with an annual maximum match of $4,500 per employee. The amount expensed for the company match was $51,000 and $57,000 in 2007 and 2006, respectively.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

10. Income Taxes

Income tax expense (benefit) for the years ended December 31 was as follows:

	For the Years Ended December 31,
	2007	2006
		(As restated)
Current:
Federal	$117,000	$(702,000)
State and local	(16,000)	(111,000)

	101,000	(813,000)

Deferred:
Federal	463,000	(299,000)
State and local	41,000	(53,000)

	504,000	(352,000)

Total tax expense (benefit)	$605,000	$(1,165,000)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 was as follows:

	2007	2006
		(As restated)
Deferred tax assets
Inventory reserves	$498,000	$376,000
Uniform capitalization	90,000	119,000
Net operating loss	79,000	166,000
Allowance for doubtful accounts	44,000	55,000
Warranty accrual	28,000	30,000
Vacation accrual	15,000	33,000
Stock options	9,000	—
Other accruals from acquisition	—	6,000
Severance accrual	—	42,000
Lease accrual	—	347,000

Deferred tax asset	763,000	1,174,000

Deferred tax liabilities
Depreciation	27,000	52,000
Lease rebate	118,000	—

Net deferred tax asset	$618,000	$1,122,000

The net current and non-current components of deferred income taxes recognized in the Balance Sheet were as follows:

	2007	2006
		(As restated)
Current deferred income tax asset (classified as current assets)	$580,000	$858,000
Non-current deferred income tax asset (classified as other assets)	38,000	264,000

	$618,000	$1,122,000

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Reconciliation of the tax expense (benefit) computed at the federal statutory rate of 34% and that reported for financial statement purposes was as follows:

	For the Years Ended December 31,
	2007	2006
		(As restated)
Income tax provision (benefit) at statutory rate	$390,000	$(1,069,000)
State income taxes, net of federal income tax provision	23,000	(69,000)
Tax effect of permanent differences	108,000	(87,000)
Tax rate changes on deferred tax liabilities/assets	64,000	—
Other	20,000	60,000

Total income tax provision (benefit)	$605,000	$(1,165,000)

The increase in the tax rate for fiscal year 2007 as compared to fiscal year 2006 is due to a decrease in the value of deferred tax assets that had been previously recorded at a higher tax rate and the tax effect of tax/book differences that included stock option expense deducted for book purposes, but not for tax purposes until the stock option is exercised. The decrease in value of the deferred tax assets required a charge to income tax expense. The change in the current tax rate was due to a change in the projected state tax rates and change in state apportionment factors. The Company expects that the benefit of the net state tax rate reduction will lower its rate going forward.

In 2007, the Company received refunds for federal and state income taxes that totaled $1,075,000, primarily from the Company’s use of the net operating loss carryback for federal purposes. In 2006, the Company paid federal and state income taxes that totaled $457,000. At December 31, 2007, the Company had approximately $936,000 of accumulated net operating loss for state tax purposes to offset income in future years. The state net operating loss carryforwards will expire beginning in 2008.

11. Equity

On December 20, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional investors (the “Investors”) regarding the private placement of 1,250,000 shares of common stock, no par value of the Company, at a price per share of $2.00. As part of the transaction, the Investors received five year warrants (the “Warrants”) to purchase, in the aggregate, 375,000 additional shares of common stock with an exercise price of $3.03 per share. The Warrants will not be exercisable until six months following the closing date of the transaction. The Warrants were valued using the Black-Scholes pricing model. Of the net proceeds from the issuance, $375,000 was recorded in additional paid-in capital as the fair value of the Warrants.

This issuance raised gross proceeds of $2,500,000 before payment of transaction expenses. $1,200,000 of the proceeds was used by the Company to complete the acquisition of all of the equity of Aspan Computer Repair Laboratories, a Netherlands entity (the “Acquisition”). Such amount was placed into escrow until the closing of the Acquisition, which occurred in February 2008. A corresponding amount of common stock and warrants was placed into escrow at that time. In February 2008, all escrowed items were released to complete the Aspan acquisition and the financing transaction. The Company recognized the cash as restricted and segregated the amount from cash and cash equivalents on the balance sheet at December 31, 2007.

In addition, the Company agreed to register the shares of common stock sold to the Investors pursuant to the Purchase Agreement and to use its commercially reasonable efforts to maintain the effectiveness of such registration until the earlier of (a) all of such common stock has been sold by the Investors, or (b) the common stock may be sold without volume restrictions under Rule 144. The Company agreed to file with the Securities and Exchange Commission (the “SEC”) a resale registration statement with respect to this registration within 45 days after closing. If certain of its obligations under the Registration Rights Agreement are not met, the Company agreed to make pro-rata liquidated damages payments to each Investor equal to, but not in excess of, 1.0% of the

Pinnacle Data Systems, Inc.

Notes to Financial Statements

aggregate purchase price for the number of shares of common stock (the “Subscription Amount”) purchased by each Investor during any 30-day period. The maximum aggregate liquidated damages payable to an Investor will be 10% of the aggregate Subscription Amount. In March 2008, the investors and the Company entered into an amendment to the Registration Rights Agreement to waive the registration obligation permanently.

12. Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent shares (“EPS”) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table presents a reconciliation from basic EPS to diluted EPS for the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,
	2007	2006
		(As restated)
Net income (loss)	$543,000	$(1,979,000)

Determination of common shares:
Average common shares outstanding	6,471,321	6,252,209
Assumed conversions of dilutive stock options	38,905	—

Diluted average common shares outstanding	6,510,226	6,252,209

Basic earnings (loss) per common share:	$0.08	$(0.32)
Diluted earnings (loss) per common share:	$0.08	$(0.32)

At December 31, 2006, all potential common stock is considered anti-dilutive due to the net loss. The computation of diluted earnings per common shares in 2007 excludes options to purchase 999,550 shares, because the exercise price of these options was greater than the average market price of the common shares in the respective periods and therefore, they were anti-dilutive.

13. Operating Segments

The Company’s reportable segments are Product and Services. A description of the segments may be found in Item 1 of this Annual Report on Form 10-K, which includes a discussion of principal markets and distribution. The column noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, and include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Services segments and the segments’ effectiveness to cover the other administrative expenses of the Company.

Pinnacle Data Systems, Inc.

Notes to Financial Statements

Segment information for the years ended December 31, 2007 and 2006 was as follows:

	For Years Ended December 31,
	2007	2006
Sales
Product	$62,615,000	$65,344,000
Services	10,782,000	10,576,000

Total sales	$73,397,000	$75,920,000

Gross profit
Product	$13,523,000	$8,761,000
Services	2,504,000	5,556,000

Total gross profit	$16,027,000	$14,317,000

Income (loss) from operations
Product	$9,189,000	$3,239,000
Services	1,244,000	4,276,000
Other	(8,404,000)	(9,859,000)

Total income (loss) from operations	$2,029,000	$(2,344,000)

Depreciation
Product	$113,000	$122,000
Services	156,000	106,000
Other	287,000	189,000

Total depreciation	$556,000	$417,000

Interest expense
Other	$881,000	$800,000

Capital expenditures
Product	$132,000	$59,000
Services	192,000	26,000
Other	(85,000)	793,000

Total capital expenditures	$239,000	$878,000

Included in capital expenditures – other was a write off and corresponding charge to Operating Expense of cost deferred related to a software implementation for which the implementation project was cancelled during the fourth quarter of 2007.

Segment information at December 31, 2007 and 2006 was as follows:

	December 31, 2007	December 31, 2006
		(As restated)
Total assets
Product	$14,516,000	$22,624,000
Services	6,347,000	7,411,000
Other	1,610,000	3,534,000

Total assets	$22,473,000	$33,569,000

Pinnacle Data Systems, Inc.

Notes to Financial Statements

14. Subsequent Event

Effective February 15, 2008, the Company acquired all of the equity of Aspan BV, a Netherlands private limited liability company (“Aspan”). Consideration given to purchase Aspan included cash in the amount of $848,000 and 120,051 shares of the Company’s common stock.

On March 11, 2008, the Company signed a commitment letter from KeyBank to modify the AB Line back to its previous structure as an $11 million revolving credit promissory note with a 2-year rolling commitment and a maturity date of May 15, 2010, subject to annual reviews. The Company and KeyBank expect to finalize the necessary loan documents prior to May 15, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Restatement of Financial Statements

As discussed in Note 3, Restatement of Financial Statements of Notes of Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K, the Company restated the financial statement for the fiscal year ended December 31, 2006 to decrease deferred tax assets and additional paid-in capital by $333,000; this restatement had no impact on the 2006 net loss or net loss per share. Additionally, the Company increased income tax expense by $117,000 resulting in a net loss per share of $0.32 compared to a $0.30 net loss per share as previously reported. For 2006, the restatement adjustments were deemed not to be material, and continue not to be material to the 2006 financial results. However, correcting the cumulative effect of the prior year misstatements through the current year income statement would materially misstate current year income and therefore, the Company adjusted the 2006 financial statements.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer/Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer/Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer/Interim Chief Financial Officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures were ineffective as it relates to the identified material weakness as discussed in the next section of this Report titled Management’s Report on Internal Control over Financial Reporting. This material weakness required the prior year statements to be restated as discussed in the previous section of this Report titled Restatement of Financial Statements. Remediation for this weakness over disclosure controls and procedures will be the same as that discussed as the remediation for internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and has used the framework set forth in the report, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in evaluating the effectiveness of the Company’s internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United

States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and identified as material weakness in internal control over financial reporting the absence of adequate knowledge and review process for detecting tax compliance for the adoption of SFAS No. 123(R). This resulted in the restatement of the Company’s financial statements for fiscal year 2006. Because of the material weakness described, management believes that the Company’s internal control over financial reporting was not effective based on the criteria set forth in the COSO framework on internal control over financial reporting.

As a plan for remediation of the material weakness, the Company did for fiscal year 2007 and intends in the future to use a tax consultant to review the income tax provision, corresponding income tax assets and liabilities, and any income tax positions relative to generally accepted accounting principles. In addition, the Company will continue to enhance the knowledge base of its employees through training and development.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Company’s directors, nominees for directors and the executive officers is incorporated by reference to the Company’s proxy statement for the 2007 fiscal year annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2008 Proxy Statement”), under the captions: “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Committees and Meetings,” and “Executive Officers”.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the Company’s 2008 Proxy Statement under the caption: “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of beneficial owners and management is incorporated by reference to the 2008 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions is incorporated by reference to the 2008 Proxy Statement under the captions: “Certain Relationships and Related Transactions” and “Board of Directors Committees and Meetings.”

Item 14.	Principal Accounting Fees and Services

Information regarding the Company’s principal accountant fees and services is incorporated by reference to the 2008 Proxy Statement, under the caption: “Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K, Item 8:

Report of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)

Report of Independent Registered Public Accounting Firm (Maloney + Novotny LLC)

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the fiscal years ended December 31, 2007 and 2006

Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2007 and 2006

Statements of Cash Flows for the fiscal years ended December 31, 2007 and 2006

Notes to the Financial Statements

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 48

(c)	Pinnacle Data Systems Inc. Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned financial statements. Schedule II can be found on page 47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: March 31, 2008	By	/s/ Michael R. Sayre
Michael R. Sayre
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Bair John D. Bair	Chairman, Chief Technology and Innovation Officer, Director	March 31, 2008

/s/ Michael R. Sayre Michael R. Sayre

President, Chief Executive Officer, (principal executive officer), Director, Interim Chief Financial Officer, Treasurer (principal financial officer and principal accounting officer), and Corporate Secretary

March 31, 2008

Carl J. Aschinger, Jr.* Carl J. Aschinger, Jr.	Director	March 31, 2008

Benjamin Brussell* Benjamin Brussell	Director	March 31, 2008

Hugh C. Cathey* Hugh C. Cathey	Director	March 31, 2008

Thomas M. O’Leary* Thomas M. O’Leary	Director	March 31, 2008

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/s/ Michael R. Sayre	March 31, 2008
Michael R. Sayre,
Attorney-in-Fact

PINNACLE DATA SYSTEMS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Classification	Balance at beginning of period	Charged (credit) to costs and expenses	Charged (credit) to other accounts	Deductions		Balance at end of period
Fiscal year ended December 31, 2007
Allowance for doubtful accounts	$138	$94	$—	$113		$119
Inventory reserve	$1,996	$87	$—	$—		$2,083
Warranty reserve	$75	$—	$—	$—		$75

Fiscal year ended December 31, 2006
Allowance for doubtful accounts	$70	$241	$—	$173	(1)	$138
Inventory reserve	$2,732	$(736)	$—	$—		$1,996
Warranty reserve	$94	$(19)	$—	$—		$75

(1)	Represented $188,000 settlement with Silicon Graphics, Inc. relative to its bankruptcy, offset by an unrelated revenue adjustment

Year end balances are reflected in the Balance Sheets as follows:

	December 31, 2007	December 31, 2006
Deducted from accounts receivable	$119	$138
Deducted from inventory	$2,083	$1,996
Reported with accrued expenses	$75	$75

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4(a)	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

4(b)	Registration Rights Agreement, as amended, between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 Stock Option plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

10(j)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(k)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(l)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002.

10(m)	OEM Technology Partner Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(n)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.

10(o)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(p)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(q)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(r)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004.

10(s)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

10(t)	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc., dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 12, 2004.

10(u)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(v)	Commercial Security Agreement between Pinnacle Data Systems Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(w)	Change in Terms Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005.

10(x)	Third Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated August 9, 2005.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(y)	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar, dated August 12, 2005.	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

10(z)	Fourth Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, NA. and Pinnacle Data Systems, Inc., dated December 28, 2005	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

10(aa)	Amended and Restated employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated March 20, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
10(ab)	Amended and Restated employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated March 20, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006.

10(ac)	Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006

10(ad)	Seventh Amendment Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 13, 2007.	Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.

10(ae)	Eighth Amendment Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated August 13, 2007.	Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

10(af)	Security Purchase Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

10(ag)	Escrow Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P., and Bank of New York dated December 20, 2007.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

10(ah)	Warrant to Purchase Common Stock between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P., dated December 20, 2007.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

10(ai)	2005 Equity Incentive Plan.	Form S-8, Registration Statement filed with the Securities and Exchange Commission on August 24, 2006.

10(aj)	Amendment and Waiver Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P., dated March 26, 2008.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
23(a)	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLC)	Contained herein.

23(b)	Consent of Independent Registered Public Accounting Firm (Maloney + Novotny LLC)	Contained herein.

24	Powers of Attorney	Contained herein.

31(a)

Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2007

Contained herein.

32(a)

Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2007

Contained herein.