Form 10-Q
period 2008-03-31
PINNACLE DATA SYSTEMS INC
filed 2008-05-15
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 14, 2008, the registrant had outstanding 7,817,099 common shares without par value, which is the Issuer’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$285,000	$54,000
Restricted cash	—	1,200,000
Accounts receivable, net of allowance for doubtful accounts of $122,000 and $119,000, respectively	13,757,000	10,413,000
Inventory, net	8,956,000	8,587,000
Prepaid expenses	768,000	612,000
Deferred income taxes	615,000	580,000

Total current assets	24,381,000	21,446,000

PROPERTY AND EQUIPMENT
Leasehold improvements	718,000	669,000
Furniture and fixtures	430,000	412,000
Computer equipment and related software	3,405,000	3,402,000
Shop equipment	775,000	667,000

Total property and equipment, cost	5,328,000	5,150,000

Less accumulated depreciation and amortization	(4,360,000)	(4,223,000)

Total property and equipment, net	968,000	927,000

OTHER ASSETS
Intangibles, net	1,144,000	—
Deferred income taxes	4,000	38,000
Other assets	62,000	62,000

Total other assets	1,210,000	100,000

TOTAL ASSETS	$26,559,000	$22,473,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$7,657,000	$1,585,000
Short-term note	—	4,000,000
Accounts payable	6,874,000	6,178,000
Accrued expenses:
Wages, payroll taxes and benefits	1,078,000	1,089,000
Other	589,000	499,000
Income taxes	168,000	77,000
Unearned revenue	722,000	137,000

TOTAL LIABILITIES	17,088,000	13,565,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 7,813,099 and 7,689,048 shares issued and outstanding, respectively	5,761,000	5,485,000
Additional paid-in capital	1,636,000	1,676,000
Other comprehensive income	63,000	—
Retained earnings	2,011,000	1,747,000

Total stockholders’ equity	9,471,000	8,908,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,559,000	$22,473,000

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
SALES
Product sales	$14,309,000	$16,062,000
Service sales	2,884,000	2,423,000

Total sales	17,193,000	18,485,000

COST OF SALES
Product sales	11,250,000	13,457,000
Service sales	2,212,000	1,665,000

Total cost of sales	13,462,000	15,122,000

GROSS PROFIT	3,731,000	3,363,000
OPERATING EXPENSES	3,221,000	3,901,000

INCOME (LOSS) FROM OPERATIONS	510,000	(538,000)

OTHER EXPENSE
Interest expense	91,000	250,000

INCOME (LOSS) BEFORE INCOME TAXES	419,000	(788,000)
INCOME TAX EXPENSE (BENEFIT)	155,000	(307,000)

NET INCOME (LOSS)	$264,000	$(481,000)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.08)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$264,000	$(481,000)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	151,000	121,000
Stock-based compensation expense	(40,000)	48,000
Provision for doubtful accounts	16,000	—
Inventory reserves	134,000	54,000
Decrease (increase) in assets:
Accounts receivable	(2,850,000)	2,935,000
Inventory	(234,000)	1,463,000
Prepaid expenses and other assets	(152,000)	(39,000)
Income taxes receivable	—	(279,000)
(Decrease) increase in liabilities:
Accounts payable	115,000	(3,973,000)
Accrued expenses and taxes	(45,000)	44,000
Unearned revenue	585,000	235,000

Total adjustments	(2,320,000)	609,000

Net cash (used in) provided by operating activities	(2,056,000)	128,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27,000)	(311,000)
Acquisition of company, net of cash received	(857,000)	—
Restricted cash	1,200,000	—

Net cash provided by (used in) investing activities	316,000	(311,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit	6,072,000	(142,000)
Payment on short-term note	(4,000,000)	—
Outstanding checks in excess of funds on deposit	(118,000)	308,000
Proceeds from stock options exercised	4,000	10,000

Net cash provided by financing activities	1,958,000	176,000

EFFECT OF EXCHANGE RATE ON CASH	13,000	—

INCREASE (DECREASE) IN CASH	231,000	(7,000)

Cash at beginning of year	54,000	42,000

Cash at end of year	$285,000	$35,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Common stock issued for acquisition	$271,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Nature of Business – Pinnacle Data Systems, Inc. (“PDSi,” “we,” or the “Company”) provides computer design, development, production, and repair services to Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) who build computers into their products in industries including medical, telecommunications, industrial/automation, military/aerospace, and imaging. We also help major computer platform manufacturers respond to customer requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms; solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

Note 2. Summary of Significant Accounting Policies

The condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007 have been prepared by the Company without audit. On February 20, 2008, the Company acquired all of the equity of Aspan BV, a Netherlands private limited liability company (“Aspan”). The acquisition was accounted for based on the purchase accounting method, and the financial position and results of operations from February 16, 2008, the effective date of the transaction, have been consolidated with the Company’s financial statements. Additional information on the acquisition is in Note 3 of the condensed consolidated financial statements. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, condensed consolidated statements of operations and changes in cash flows for all periods presented have been made. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results for the full year.

Inventories – Inventories are valued at average cost, not in excess of market. Inventory at March 31, 2008 and December 31, 2007 was comprised of the following (net of inventory reserves):

	March 31, 2008	December 31, 2007
Component parts (raw materials)	$6,512,000	$6,428,000
Work-in-process	1,369,000	1,543,000
Finished goods	1,075,000	616,000

	$8,956,000	$8,587,000

The carrying values of component parts and finished goods represent average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. Such forecasts are based on historical information, known contracts, and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At March 31, 2008 and December 31, 2007, the Company provided reserves of approximately $2,230,000 and $2,083,000, respectively, to reduce the carrying value of inventory.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Doubtful Accounts – Accounts receivable is stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company assesses the collectibility of the accounts receivable and determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history with each customer, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible as determined by a continuous review of the customer’s ability to pay. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments – Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. In February 2008, FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP 157-2”). FSP 157-2 amended SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. In accordance with FSP 157-2, the Company has partially adopted SFAS No. 157, and is currently evaluating the impact of the adoption of FSP 157-2 on its financial position, results of operations, and cash flows. The Company’s partial adoption of SFAS No. 157 did not result in a change to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities, nor did the Company have additional assets and liabilities that required a fair market valuation.

The estimated fair value of amounts reported in the financial statements had been determined using available market information and valuation methodologies, as applicable. The methodologies and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

–	Cash, accounts receivable, accounts payable and other accrued expenses are carried at cost as this approximates fair value due to their short-term nature.

–	Line of credit and short-term notes have variable rates that reflect currently available terms and conditions for similar debt.

Stock-Based Compensation – The Company expenses the compensation cost for stock-based awards granted on or subsequent to January 1, 2006 over the stock options’ vesting period, and have valued them based on fair value at the grant date as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Shared Based Payment. Stock based compensation (recovery) expense recognized for the three month periods ended March 31, 2008 and 2007 was ($40,000) and $48,000, respectively, and was recognized as a component of “Operating Expenses” within the Condensed Consolidated Statements of Operations. The recovery of stock based compensation for the three month period ended March 31, 2008 was due to a higher level of pre-vesting forfeitures.

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

Foreign Currency Translation – The functional currency for the acquired company, Aspan, is euros. For consolidated reporting purposes, all assets and liabilities of this operation are translated into U.S. dollars using the foreign exchange rate at the end of the reported period; income and expense items are translated at the weighted-average exchange rates during the reported period; and equity is translated at the historical exchange rate.

Recently Issued Accounting Pronouncement – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) states that all business combinations (whether

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141(R) for future business combinations.

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

Note 3. Acquisition

On February 20, 2008, the Company completed the acquisition of all of the equity of Aspan. Consideration given to purchase Aspan included cash in the amount of $825,000 and 120,051 shares of the Company’s common stock valued at $271,000. The stock value was based on the average price of the Company’s stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. The costs associated with the acquisition, including legal and accounting fees, totaled $155,000. With this acquisition, the Company further strengthens its global footprint in the repair services business, as it will enable the Company to better serve current and potential customers with installed bases in the Europe, Middle East, and Africa (“EMEA”) regions.

This acquisition was accounted for by the purchase method of accounting. Accordingly, the Company has estimated the fair value of assets acquired and liabilities assumed. The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition have been included in the statement of financial position of the Company. However, these preliminary estimated fair values are subject to adjustment upon completion of final valuation of inventory, deferred assets, and intangibles. Management had made a preliminary allocation of the purchase price based on various preliminary estimates of fair value. Final purchase price adjustments may vary materially from the Company’s preliminary assessment. The preliminary estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition were as follows:

Cash	$122,000
Accounts receivable	492,000
Inventory	250,000
Deferred income taxes	35,000
Fixed assets	143,000
Amortizable intangibles	435,000
Goodwill	639,000
Accounts payables and other accruals	(865,000)

$1,251,000

The amortizable intangibles represent the fair market value of the lease agreement and customer relationship, and will be amortized over 2 and 5 year period, respectively.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Debt

Effective April 8, 2008, the Company became a borrower under a revolving credit facility (the “Line”) by and between the Company and KeyBank National Association (“KeyBank”). The Line provides a maximum line of credit of $11,000,000, subject to borrowing base restrictions. The borrowing base is determined as the lesser of 1) $11,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 30% of the aggregate amount of eligible inventory, not to exceed $5,000,000. In addition, the agreement restricts the payments of cash dividends that would cause violations of the loan covenants. The maturity date of the Line is May 15, 2010. The Line replaced an asset-based revolving credit facility that matured on May 8, 2008 (the “AB Line”).

The Line is payable on demand and is collateralized by a blanket lien on all of the assets of the Company. As of March 31, 2008, the maximum available borrowing base on the AB Line was $11,000,000, with unused capacity of $3,343,000. As of March 31, 2008 and December 31, 2007, the outstanding balance on the AB Line was $7,657,000 and $1,585,000, respectively.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the AB Line was 5.6% and 7.8% at the end of the first quarter 2008 and 2007, respectively. The weighted average interest rate was 5.9% and 7.87% during the three month periods ended March 31, 2008 and 2007, respectively. In addition, the unused AB Line and the unused Line capacity are subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including total debt to tangible net worth and operating cash flow to total fixed charge ratio.

On February 10, 2008, the Company paid off the principal amount of $4,000,000 for a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended that matured on February 15, 2008. The Company used excess availability on the AB Line to pay off the principal amount of the Term Note. The principal amount of the Term Note bore interest at an annual rate equal to the prime rate less 0.25%. The average borrowing rate on the Term Note was 6.2% and 8.0% during the three month periods ended March 31, 2008 and 2007, respectively.

The average debt balances, including the AB Line and the Term Note, for the first quarter 2008 and for fiscal year 2007 were $5,939,000 and $11,027,000, respectively. The Company paid interest of $57,000 and $248,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Note 5. Income Taxes

Income taxes for interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign countries. There are currently no federal or state income tax examinations underway for these jurisdictions.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Stock Options

Under the 2005 Equity Incentive Plan, the stock option activity and weighted average exercise prices for the three month periods ended March 31, 2008 and 2007 were as follows:

	March 31, 2008		March 31, 2007
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	1,499,200	$2.70	1,894,100	$2.71
Granted	97,000	$1.45	225,300	$2.49
Exercised	(4,000)	$1.03	(4,500)	$2.25
Forfeited	(177,000)	$3.03	(165,500)	$3.00

Outstanding at March 31	1,415,200	$2.65	1,949,400	$2.66

Exercise price range of options outstanding	$0.75 to $5.25		$0.75 to $5.25

The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in the valuation of grants issued during the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	1.9%	4.6%
Dividend yield	0.0%	0.0%
Volatility factor	67.9%	68.9%
Weighted average expected life in years	6.0	6.4

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The options granted during the three month periods ended March 31, 2008 and 2007 had a weighted-average fair value of $1.45 and $2.49, respectively.

Note 7. Earnings (Loss) Per Common and Common Equivalent Share

Earnings (loss) per common and common equivalent shares (“EPS”) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three month period ended March 31, 2007, no conversion of common stock equivalents was assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS were the same for basic and diluted EPS calculations for the period noted above.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents EPS for the three month periods ended March 31, 2008 and 2007.

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Net income (loss)	$264,000	$(481,000)

Determination of common shares:
Average common shares outstanding	7,747,137	6,364,048
Assumed conversions of dilutive stock options	31,251	—

Diluted average common shares outstanding	7,778,388	6,364,048
Basic earnings (loss) per common share:	$0.03	$(0.08)
Diluted earnings (loss) per common share:	$0.03	$(0.08)

Note 8. Capital Structure

The common stock activity for the three months ended March 31, 2008 was as follows:

	Common Stock
	Outstanding Shares	Amount
Balance as of December 31, 2007	7,689,048	$5,485,000
Options exercised	4,000	5,000
Shares issued in acquisition	120,051	271,000

Balance as of March 31, 2008	7,813,099	$5,761,000

Note 9. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the three month periods ended March 31, 2008 and 2007 consisted of the following:

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Net income (loss)	$264,000	$(481,000)
Foreign currency translation adjustment, net of tax	63,000	—

Comprehensive income (loss)	$327,000	$(481,000)

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Operating Segments

The Company’s reportable segments are Product and Service. A description of the segments may be found in Item 1 of the Company’s Form 10-K for December 31, 2007, which includes a discussion of principal markets and distribution. The row noted as “Other” reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, which include engineering, finance, human resources, quality systems, and executive management. The Company evaluates performance based on operating earnings of the Product and Service segments and these segments’ effectiveness to cover the other administrative expenses of the Company. Segment information for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Sales
Product	$14,309,000	$16,062,000
Services	2,884,000	2,423,000

Total sales	$17,193,000	$18,485,000

Gross profit
Product	$3,059,000	$2,605,000
Services	672,000	758,000

Total gross profit	$3,731,000	$3,363,000

Income (loss) from operations
Product	$1,960,000	$1,222,000
Services	128,000	452,000
Other	(1,578,000)	(2,212,000)

Total income (loss) from operations	$510,000	$(538,000)

	As of
	March 31, 2008	December 31, 2007
Total assets
Product	$14,071,000	$14,516,000
Services	9,795,000	6,347,000
Other	2,693,000	1,610,000

Total assets	$26,559,000	$22,473,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “may,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include without limitation changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors. For more details, please refer to the Company’s Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-K for December 31, 2007.

EXECUTIVE OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi,” “we,” “our,” or the “Company”) is a provider of computer design, development, production, and repair services to original equipment manufacturers (“OEMs”) and independent software vendors (“ISVs”). Industries served currently include medical, telecommunications, industrial/automation, military/aerospace, and imaging. The Company also helps major computer platform manufacturers respond to their customers’ requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms, solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

During first quarter 2008, the Company completed the acquisition of all of the equity of Aspan BV, a Netherlands private limited liability company (“Aspan”). With this acquisition, the Company further strengthens its global footprint in the repair services business, as it will enable the Company to better serve current and potential customers in the Europe, Middle East, and Africa (“EMEA”) regions. This operation will serve primarily as a repair depot for computer boards, storage devices, and other critical peripherals. Consideration given to purchase Aspan totaled $1.1 million, and included cash of $0.8 million and 120,051 shares of the Company’s common stock valued at $0.3 million. The cost associated with the acquisition included legal, accounting, and other fees totaling approximately $0.2 million.

DISCUSSION AND ANALYSIS ON OPERATING RESULTS

The following is a discussion and analysis of the financial condition and results of operations of the Company comparing the three month period ended March 31, 2008 (“first quarter 2008”) with the three month period ended March 31, 2007 (“first quarter 2007”). The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto contained herein.

SALES

Sales for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2008	March 31, 2007	% Change
Total sales	$17,193	$18,485	(7)%
Product	$14,309	$16,062	(11)%
Services	$2,884	$2,423	19%

The decrease in product sales from first quarter 2007 to first quarter 2008 was primarily as a result of the Company’s strategic decision to shed sales that contribute lower profit margins and focus on higher margin programs. The favorable result of this decision can be seen in the gross profit margin achieved in first quarter 2008. The increase in service sales from first quarter 2007 to first quarter 2008 was primarily due to higher repair service business in the EMEA region, some of which was attributed to the Aspan acquisition.

For the first quarter 2008, the Company had two customers that generated revenues of approximately $6.1 million and $4.2 million or 35% and 24% of total revenue, respectively. In addition, these customers represented 33% and 13%, respectively, of accounts receivable at March 31, 2008.

For the first quarter 2007, the Company had two customers that generated revenues of approximately $5.6 million and $4.0 million or 29% and 22% of total revenue, respectively. In addition, these customers represented 27% and 21%, respectively, of accounts receivable at March 31, 2007.

GROSS PROFIT

Gross profit for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2008	March 31, 2007	% Change
Total gross profit	$3,731	$3,363	11%
Product	$3,059	$2,605	17%
Services	$672	$758	(11)%

The gross profit margin percentages for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Total gross profit	22%	18%
Product	21%	16%
Services	23%	31%

Gross margin as a percentage of sales on product sales increased from 16% for first quarter 2007 to 21% for first quarter 2008, and was primarily attributable to the reduction of lower margin business and the increase in more profitable business, including programs that supported customers’ last time buys of prior generation products. The Company continues to focus on its profitable growth strategy and continues to pursue higher value-added business with better margin potential. The decline in gross profit on service sales was caused by an increase in lower margin storage device repair programs in the sales mix, especially in the EMEA region where the Company split its service profits with Aspan. With the acquisition of Aspan, the Company will benefit by receiving the entire profit margin on this service business.

The Company continues to believe that as sales revenues increase through the organic growth of existing customers and other additional global businesses, the results of operations will be positively affected. Gross margins vary from program to program, and the mix of programs will vary, causing the gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict gross margin results for the future revenues.

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general and administrative (“SG&A”) expenses, and interest expense for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2008	March 31, 2007	% Change
Operating expenses	$3,221	$3,901	(17)%
Interest expense	91	250	(64)%

Total expense	$3,312	$4,151	(20)%

The Company improved its cost structure through reductions in personnel and corresponding benefits costs, as well as lower facility and travel expenses. As a percentage of sales, operating expenses declined from 21% for first quarter 2007 to 19% for first quarter 2008.

The decrease in interest expense from first quarter 2007 to first quarter 2008 was due to lower interest rates and a lower average debt balance carried to support the working capital requirements of the Company during first quarter 2008.

INCOME TAX EXPENSE (BENEFIT) AND NET INCOME (LOSS)

Income tax expense (benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an on-going review and evaluation by management. The effective tax rate was 37% and 39% for the three month periods ended March 31, 2008 and 2007, respectively.

Income (loss) before taxes, income tax expense (benefit) and net income (loss) for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
($ in thousands)	March 31, 2008	March 31, 2007	% Change
Income (loss) before taxes	$419	$(788)	153%
Income tax expense (benefit)	155	(307)	(150)%

Net income (loss)	$264	$(481)	155%

Earnings (loss) per share (“EPS”) for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Basic earnings (loss) per common share:	$0.03	$(0.08)
Diluted earnings (loss) per common share:	$0.03	$(0.08)

Weighted average number of shares outstanding:
Basic	7,747,137	6,364,048
Diluted	7,778,388	6,364,048

The Company reported net income of $0.3 million, or $0.03 per share for first quarter 2008 compared to a net loss of $(0.5) million, or $(0.08) per share for first quarter 2007.

For the three month period ended March 31, 2007, no conversion of common stock equivalents has been assumed in the calculation of loss per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for such period.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended March 31, 2008 and December 31, 2007 is as follows:

($ in thousands)	March 31, 2008	December 31, 2007	% Change
Accounts receivable	$13,757	$10,413	32%
Inventory	8,956	8,587	4%
Other current assets	1,668	2,446	(32)%

Total current assets	$24,381	$21,446	14%

A summary of changes in current liabilities for the periods ended March 31, 2008 and December 31, 2007 is as follows:

($ in thousands)	March 31, 2008	December 31, 2007	% Change
Line of credit	$7,657	$1,585	383%
Short-term note	—	4,000	(100)%
Accounts payable	6,874	6,178	11%
Other current liabilities	2,557	1,802	42%

Total current liabilities	$17,088	$13,565	26%

During the three month period ended March 31, 2008, the net cash used in operating activities was $2.1 million. During the three month period ended March 31, 2007, the net cash provided by operating activities was $0.1 million. Net income (loss), as adjusted for the effects of the non-cash items, which include depreciation expense, stock-based compensation expense, accounts receivable reserves, if applicable, and inventory reserves, provided cash from operating activities of $0.5 million for the three month period ended March 31, 2008, and used cash from operating activities of $0.3 million for the three month period ended March 31, 2007. Change in the working capital components required a net cash outflow of $2.6 million for the three month period ended March 31, 2008, and provided a net cash inflow of $0.4 million for the three month period ended March 31, 2007. During first quarter 2008, the Company had large volume of sales shipped and billed in the last month of the quarter, causing the accounts receivable to be higher at the end of the quarter.

The net cash provided by investing activities was $0.3 million for the three month period ended March 31, 2008. The Company used a portion of the $1.2 million raised in a private equity financing completed in December 2007 that was held in escrow at December 31, 2007 to acquire substantially all of the equity of Aspan. The Aspan acquisition required a net outflow of cash of $0.9 million. The net cash used in investing activities was $0.3 million for the three month periods ended March 31, 2007. The Company’s use of cash in investing activities was for the purchase of equipment, including computer equipment and leasehold improvements in the three month periods ended March 31, 2008 and 2007.

During the three month periods ended March 31, 2008 and 2007, the net cash provided by financing activities was $1.9 million and $0.2 million, respectively. In the three month period ended March 31, 2008, the Company used funding from the line of credit to pay the $4.0 million short-term note as discussed below. The remaining line of credit proceeds supported the working capital requirements of the Company.

Effective April 8, 2008, the Company replaced its asset-based revolving credit facility (the “AB Line”) that was to mature on May 8, 2008 with a revolving credit facility (the “Line”) by and between the Company and KeyBank National Association (“KeyBank”). The Line provides a maximum line of credit of $11.0 million, subject to borrowing base restrictions. The borrowing base is determined as the lesser of 1) $11.0 million or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 30% of the aggregate amount of eligible inventory, not to exceed $5.0 million. The maturity date of the Line is May 15, 2010.

The Line, which is the Company’s primary source of operational and non-operational funding, is collateralized by a blanket lien on all of the assets of the Company. As of March 31, 2008, the maximum available borrowing base on the AB Line was $11.0 million, with unused capacity of $3.3 million. As of March 31, 2008 and December 31, 2007, the outstanding balance on the AB Line was $7.7 million and $1.6 million, respectively.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate or the overnight LIBOR plus 2.45%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the AB Line was 5.6% and 7.8% at the end of the first quarter 2008 and 2007, respectively. The weighted average interest rate was 5.9% and 7.87% during the three month periods ended March 31, 2008 and 2007, respectively. In addition, the unused AB Line and the unused Line capacity are subject to a commitment fee of 1/8%, payable quarterly in arrears.

The Line is subject to certain financial covenants, including total debt to tangible net worth and operating cash flow to total fixed charge ratio.

On February 10, 2008, the Company paid off the principal amount of $4.0 million for a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended that matured on February 15, 2008. The Company used excess availability on the AB Line to pay off the principal amount of the Term Note. The principal amount of the Term Note bore interest at an annual rate equal to the prime rate less 0.25%. The average borrowing rate on the Term Note was 6.2% and 8.0% during the three month periods ended March 31, 2008 and 2007, respectively.

The average debt balances, including the AB Line and the Term Note, for the first quarter 2008 and for fiscal year 2007 were $5.9 million and $11.0 million, respectively.

The Company’s ability to meet the terms and covenants of the Line will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet the terms and covenants of the Line.

Additional financing may be required to support the future growth plans of the Company. The future growth plans of the Company include an acquisition strategy that may include acquiring companies that are in a similar or complementary business as the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by the shareholders. The issuance of these noted shares requires the approval of the Board of Directors. The Company is evaluating acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. The acquisition targets may provide large OEM customer relationships that have a potential for additional business through the synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Financial Statements and accompanying Notes. Note 2 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and inventory reserves. Actual results could differ from these estimates.

Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. In February 2008, FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP 157-2”). FSP 157-2 amended SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. In accordance with FSP 157-2, the Company has partially adopted SFAS No. 157, and is currently evaluating the impact of the adoption of FSP 157-2 on its financial position, results of operations, and cash flows. The Company’s partial adoption of SFAS No. 157 did not result in a change to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities, nor did the Company have additional assets and liabilities that required a fair market valuation.

The estimated fair value of amounts reported in the financial statements had been determined using available market information and valuation methodologies, as applicable. The methodologies and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

–	Cash, accounts receivable, accounts payable and other accrued expenses are carried at cost as this approximates fair value due to their short-term nature.

–	Line of credit and short-term notes have variable rates that reflect currently available terms and conditions for similar debt.

Item 4.	Controls and Procedures.

Management, including the Chief Executive Officer/Interim Chief Financial Officer of the Company, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer/Interim Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer/Interim Chief

Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 6.	Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission on September 21, 2000.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2008	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2008	Contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: May 15, 2008	/s/ Michael R. Sayre
Michael Sayre,
President, Chief Executive Officer and Interim Chief Financial Officer