Form 10-Q
period 2008-09-30
PINNACLE DATA SYSTEMS INC
filed 2008-11-12
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 23, 2008, the registrant had outstanding 7,825,099 common shares without par value, which is the issuer’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$46,000	$54,000
Restricted cash	—	1,200,000
Accounts receivable, net of allowance for doubtful accounts of $139,000 and $119,000, respectively	10,909,000	10,413,000
Inventory, net	6,634,000	8,587,000
Prepaid expenses	539,000	612,000
Income taxes receivable	753,000	—
Deferred income taxes	693,000	580,000

Total current assets	19,574,000	21,446,000

PROPERTY AND EQUIPMENT
Leasehold improvements	720,000	669,000
Furniture and fixtures	431,000	412,000
Computer equipment and related software	3,587,000	3,402,000
Shop equipment	761,000	667,000

Total property and equipment, cost	5,499,000	5,150,000
Less accumulated depreciation and amortization	(4,644,000)	(4,223,000)

Total property and equipment, net	855,000	927,000

OTHER ASSETS
Intangibles, net	1,062,000	—
Deferred income taxes	61,000	38,000
Other assets	134,000	62,000

Total other assets	1,257,000	100,000

TOTAL ASSETS	$21,686,000	$22,473,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$4,630,000	$1,585,000
Short-term note	—	4,000,000
Accounts payable	6,548,000	6,178,000
Accrued expenses:
Wages, payroll taxes and benefits	915,000	1,089,000
Other	659,000	499,000
Income taxes	83,000	77,000
Unearned revenue	331,000	137,000

Total current liabilities	13,166,000	13,565,000

LONG-TERM LIABILITIES
Long-term accrual	3,000	—

Total long-term liabilities	3,000	—

TOTAL LIABILITIES	13,169,000	13,565,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000,000 shares authorized; 7,825,099 and 7,689,048 shares issued and outstanding, respectively	5,769,000	5,485,000
Additional paid-in capital	1,751,000	1,676,000
Accumulated other comprehensive loss	(53,000)	—
Retained earnings	1,050,000	1,747,000

Total stockholders’ equity	8,517,000	8,908,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,686,000	$22,473,000

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
SALES
Product	$13,315,000	$14,432,000	$39,117,000	$47,166,000
Service	2,783,000	2,974,000	8,439,000	7,974,000

Total sales	16,098,000	17,406,000	47,556,000	55,140,000

COST OF SALES
Product	10,753,000	10,519,000	32,455,000	37,406,000
Service	2,118,000	2,305,000	6,499,000	6,041,000

Total cost of sales	12,871,000	12,824,000	38,954,000	43,447,000

GROSS PROFIT	3,227,000	4,582,000	8,602,000	11,693,000
OPERATING EXPENSES	3,122,000	3,277,000	9,476,000	10,367,000

INCOME (LOSS) FROM OPERATIONS	105,000	1,305,000	(874,000)	1,326,000

OTHER EXPENSE
Interest expense	64,000	208,000	255,000	719,000

INCOME (LOSS) BEFORE INCOME TAXES	41,000	1,097,000	(1,129,000)	607,000
INCOME TAX EXPENSE (BENEFIT)	30,000	466,000	(432,000)	272,000

NET INCOME (LOSS)	$11,000	$631,000	$(697,000)	$335,000

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.00	$0.10	$(0.09)	$0.05

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.00	$0.10	$(0.09)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Month Periods Ended
	September 30, 2008	September 30, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(697,000)	$335,000

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	472,000	397,000
Stock-based compensation expense	75,000	145,000
Provision for doubtful accounts	48,000	30,000
Inventory reserves	1,182,000	358,000
Provision for deferred income taxes	(81,000)	—
Decrease (increase) in assets:
Accounts receivable	(91,000)	4,800,000
Inventory	1,016,000	2,855,000
Prepaid expenses and other assets	1,000	37,000
Income taxes receivable	(753,000)	988,000
Increase (decrease) in liabilities:
Accounts payable	(132,000)	(4,044,000)
Accrued expenses and taxes	(153,000)	(759,000)
Unearned revenue	194,000	246,000

Total adjustments	1,778,000	5,053,000

Net cash provided by operating activities	1,081,000	5,388,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(213,000)	(459,000)
Acquisition of company, net of cash received	(937,000)	—
Restricted cash	1,200,000	—

Net cash provided by (used in) investing activities	50,000	(459,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit	3,045,000	(5,008,000)
Payment on short-term note	(4,000,000)	—
Outstanding checks in excess of funds on deposit	(201,000)	51,000
Proceeds from stock options exercised	13,000	53,000

Net cash used in financing activities	(1,143,000)	(4,904,000)

EFFECT OF EXCHANGE RATE ON CASH	4,000	—

(DECREASE) INCREASE IN CASH	(8,000)	25,000
Cash at beginning of period	54,000	42,000

Cash at end of period	$46,000	$67,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Common stock issued for acquisition	$271,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Nature of Business – Pinnacle Data Systems, Inc. (“PDSi,” “we,” or the “Company”) provides computer design, development, production, and repair services to Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) who build computers into their products in industries including medical, telecommunications, industrial automation, defense/aerospace, and imaging. We also help major computer platform manufacturers respond to customer requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms, solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

Note 2. Summary of Significant Accounting Policies

The condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007 have been prepared by the Company without audit. On February 20, 2008, the Company acquired all of the equity of Aspan BV, a Netherlands private limited liability company (“Aspan”). The acquisition was accounted for based on the purchase accounting method, and the financial position and results of operations from February 16, 2008, the effective date of the transaction, have been consolidated with the Company’s financial statements. Additional information on the acquisition is in Note 3 of the condensed consolidated financial statements. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, condensed consolidated statements of operations and changes in cash flows for all periods presented have been made. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results for the full year.

Inventories – Inventories are valued at average cost, not in excess of market. Inventory at September 30, 2008 and December 31, 2007 was comprised of the following (net of inventory reserves):

	September 30, 2008	December 31, 2007
Component parts (raw materials)	$5,131,000	$6,428,000
Work-in-process	1,093,000	1,543,000
Finished goods	410,000	616,000

	$6,634,000	$8,587,000

The carrying values of component parts and finished goods represent average cost or management's estimate of its net realizable value. Such value is based on forecasts of product orders and repair/trade-in activity in the ensuing years. The forecasts are based on historical information, known contracts, management's expertise in computer hardware life cycles, and the overall economic environment and its impact on the Company’s customers and the markets served by them. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. At September 30, 2008 and December 31, 2007, the Company provided reserves of approximately $2,859,000 and $2,083,000, respectively, to reduce the carrying value of inventory.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Doubtful Accounts – Accounts receivable is stated in the financial statements as amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company assesses the collectibility of the accounts receivable and determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history with each customer, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible as determined by a continuous review of the customer’s ability and willingness to pay. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Stock-Based Compensation – The Company expenses the compensation cost for stock-based awards granted on or subsequent to January 1, 2006 over the stock options’ vesting period, and have valued them based on fair value at the grant date as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Shared Based Payment. Stock based compensation expense recognized for the three month periods ended September 30, 2008 and 2007 was $51,000 and $54,000, respectively. Stock based compensation expense recognized for the nine month periods ended September 30, 2008 and 2007 was $75,000 and $145,000, respectively. Stock option expense was recognized as a component of “Operating Expenses” within the Condensed Consolidated Statements of Operations.

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

Foreign Currency Translation – The functional currency for our facility in Europe is euros. For consolidated reporting purposes, all assets and liabilities of this operation are translated into U.S. dollars using the foreign exchange rate at the end of the reported period, income and expense items are translated at the weighted-average exchange rates during the reported period, and equity is translated at the historical exchange rate.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS No. 161”). Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As the Company is not involved in hedging activities, the adoption of SFAS No. 161 will not impact the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of its adoption on its financial position, results of operations, and cash flows, but does not expect the adoption of SFAS 162 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As the Company does not have convertible debt at this time, the adoption of FSP APB No. 14-1 will have no effect on the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles. FSP FAS No. 142-3 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of its adoption on the Company’s financial position, results of operations, and cash flows.

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities,” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of its adoption on the Company’s financial position, results of operations, and cash flows.

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

Note 4. Intangible Assets

Changes to intangible assets for the nine month period ended September 30, 2008 were as follows:

Total
Balance, January 1, 2008	$—
Aspan BV acquisition (see note 3)	1,153,000
Amortization of intangible asset	(48,000)
Accumulated translation adjustment	(43,000)

Balance, September 30, 2008	$1,062,000

In accordance with SFAS No. 142, the Company performed an interim impairment test of its goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred. The factor deemed by management to have constituted an impairment triggering event was the decrease in the Company stock price relative to the book value of the Company. The Company had assigned the goodwill

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

acquired in the acquisition as discussed in Note 3 to a reporting unit under the business segment – services. As goodwill was related to the acquisition, the Company utilized as its fair value measurement techniques the earnings and revenue multiples in relation to its payment to purchase this company. These multiples were applied to the estimated 2008 annual earnings and revenue of the reporting unit. Taking into consideration the results, the fair value of the reporting unit was more than its carrying value, and therefore, the Company was not required to perform step two of the SFAS No. 142 goodwill impairment testing methodology. The Company also concluded that no impairment to other identifiable intangible assets has occurred as of the interim test date.

Due to tight credit markets, the change in the Company’s stock price and the resulting decline in its market capitalization and the uncertain economic environment, the Company can provide no assurance that a material impairment charge to goodwill and intangible assets will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional interim asset impairment testing is warranted.

Note 5. Debt

On September 30, 2008, the Company entered into an Amended and Restated Loan Agreement (the “Agreement”) with KeyBank National Association (“KeyBank”), providing for a demand line of credit facility (the “Line”) with a maximum line of credit of $8,000,000, subject to borrowing base restrictions. The Agreement replaces the prior Loan Agreement, dated April 8, 2008, between the Company and KeyBank, which provided for an $11,000,000 revolving credit facility (the “Revolving Line,” and together with the Line, the “Debt”). The change in the amount of the line of credit sufficiently supports the Company’s future projected operating cash requirements. The borrowing base is determined as the lesser of 1) $8,000,000 or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 30% of the aggregate amount of eligible inventory, not to exceed $5,000,000.

The Line is evidenced by a Cognovit Promissory Note Demand Line of Credit made by the Company in favor of KeyBank on September 30, 2008. The Line is secured by substantially all of the assets of the Company, as provided for in the Security Agreement entered into between the Company and KeyBank on April 8, 2008.

As of September 30, 2008, the maximum available borrowing base on the Line was $8,000,000, with unused capacity of $3,370,000. As of September 30, 2008 and December 31, 2007, the outstanding balance on the Debt was $4,630,000 and $1,585,000, respectively. At December 31, 2007, the Company had outstanding $4,000,000 on the Term Note, as described below.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate plus 0.25% or the overnight LIBOR plus 3.0%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Debt was 5.5% and 7.8% at September 30, 2008 and 2007, respectively. The weighted average interest rate was 5.2% and 7.8% during the nine month periods ended September 30, 2008 and 2007, respectively. In addition, prior to the current Agreement, the unused Debt capacity was subject to a commitment fee of 1/8%, payable quarterly in arrears.

In February 2008, the Company paid off the principal amount of $4,000,000 for a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended, which matured on February 15, 2008. The Company used excess availability on an asset-based line of credit the Company had in place with KeyBank prior to the Revolving Line to pay off the principal amount of the Term Note. The principal amount of the Term Note bore interest at an annual rate equal to the prime rate less 0.25%.

The average Debt balances for the nine month periods ended September 30, 2008 and 2007 were $6,222,000 and $11,856,000, respectively. The Company paid interest of $68,000 and $220,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $227,000 and $552,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

The Line is a Demand Line of Credit without a defined term, and the Company does not control when the Line matures. The Company’s ability to maintain access to the Line will be dependent not only upon the Company’s future performance, which will be subject to general economic conditions and financial operations, but upon conditions both external and internal to KeyBank which may have an impact upon the Bank’s lending criteria and

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

management of their loan portfolio. As a result, the Company could be forced to seek new financing or capital on a timetable that the Company cannot control. Because of this, the Company is evaluating financing options, both debt and equity. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors.

Note 6. Income Taxes

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

Due to the uncertain economic environment and recent cumulative operating results, the Company has reviewed its deferred tax assets as of September 30, 2008 to assess whether, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this analysis, it was deemed that no deferred tax valuation allowance was required as of September 30, 2008. The Company can provide no assurance that a deferred tax valuation allowance will not be required in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether a future deferred tax valuation allowance is warranted.

Note 7. Stock Options

Under the 2005 Equity Incentive Plan, the stock option activity and weighted average exercise prices for the nine month periods ended September 30, 2008 and 2007 were as follows:

	2008		2007
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at December 31	1,499,200	$2.70	1,894,100	$2.71
Granted	542,500	$1.36	440,300	$2.33
Exercised	(16,000)	$0.82	(56,100)	$0.95
Expired	(8,000)	$0.75	—	—
Forfeited	(308,650)	$2.91	(732,100)	$2.66

Outstanding at September 30	1,709,050	$2.34	1,546,200	$2.68

Exercise price range of options outstanding	$0.99 to $5.25		$0.75 to $5.25

The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in the valuation of grants issued during the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Risk-free interest rate	2.8%	4.2%	2.6%	4.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	70.7%	65.6%	69.3%	67.4%
Weighted average expected life in years	6.5	6.4	6.2	6.4

For purposes of determining the expected volatility factor, the Company used the historical price volatility of the Company’s stock price over the prior seven-year period. The approximate risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on the options granted. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the option-pricing model. The expected term of stock options granted is the period of time the options are expected to remain outstanding. Due to limited historical exercise data, the Company used the simplified

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

method as provided in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected term. Using this method, the expected term is calculated as the mid-point between the vesting date and the contractual term or expiration date. The weighted-average fair value of the options granted during the three and nine month periods ended September 30, 2008 were $0.66 and $0.87, respectively. The weighted-average fair value of the options granted during the three and nine month periods ended September 30, 2007 were $1.40 and $1.54, respectively.

Note 8. Earnings (Loss) Per Common and Common Equivalent Share

Earnings (loss) per common and common equivalent shares (“EPS”) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the nine month period ended September 30, 2008, no conversion of common stock equivalents was assumed in the calculation since the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares was the same for basic and diluted EPS calculations for the period noted above.

The following table presents EPS for the three and nine month periods ended September 30, 2008 and 2007.

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$11,000	$631,000	$(697,000)	$335,000

Determination of common shares:
Average common shares outstanding	7,823,295	6,393,637	7,797,792	6,377,559
Assumed conversions of dilutive stock options	—	63,288	—	75,962

Diluted average common shares outstanding	7,823,295	6,456,925	7,797,792	6,453,521

Basic earnings (loss) per common share:	$0.00	$0.10	$(0.09)	$0.05
Diluted earnings (loss) per common share:	$0.00	$0.10	$(0.09)	$0.05

Note 9. Capital Structure

The common stock activity for the nine months ended September 30, 2008 was as follows:

	Common Stock
	Outstanding Shares	Amount
Balance as of December 31, 2007	7,689,048	$5,485,000
Options exercised	16,000	13,000
Shares issued in acquisition	120,051	271,000

Balance as of September 30, 2008	7,825,099	$5,769,000

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2008 and 2007 consisted of the following:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$11,000	$631,000	$(697,000)	$335,000
Foreign currency translation adjustment, net of tax	(127,000)	—	(53,000)	—

Accumulated other comprehensive (loss) income	$(116,000)	$631,000	$(750,000)	$335,000

Pinnacle Data Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Operating Segments

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

Segment information for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sales
Product	$13,315,000	$14,432,000	$39,117,000	$47,166,000
Service	2,783,000	2,974,000	8,439,000	7,974,000

Total sales	$16,098,000	$17,406,000	$47,556,000	$55,140,000

Gross profit
Product	$2,562,000	$3,913,000	$6,662,000	$9,760,000
Service	665,000	669,000	1,940,000	1,933,000

Total gross profit	$3,227,000	$4,582,000	$8,602,000	$11,693,000

Income (loss) from operations
Product	$1,577,000	$2,970,000	$3,587,000	$6,378,000
Service	263,000	380,000	575,000	1,117,000
Other	(1,735,000)	(2,045,000)	(5,036,000)	(6,169,000)

Total income (loss) from operations	$105,000	$1,305,000	$(874,000)	$1,326,000

Segment information at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
Total assets
Product	$9,877,000	$12,573,000
Service	8,491,000	6,022,000
Other	3,318,000	3,878,000

Total assets	$21,686,000	$22,473,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes contained herein. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “may,” and similar expressions identify forward-looking statements that speak only as of the date thereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include without limitation changes in general economic conditions, changes in the specific markets for our products and services, adverse business conditions, changes in customer order patterns, increased competition, changes in our business or our relationship with major technology partners or significant customers, pricing pressures, lack of adequate financing to take advantage of business opportunities that may arise, lack of success in technological advancements, risks associated with our new business practices, processes and information systems, and other factors. For more details, please refer to the Company's Securities and Exchange Commission filings, including its most recent Annual Report on Form 10-K for the year ended December 31, 2007.

EXECUTIVE OVERVIEW

Pinnacle Data Systems, Inc. (“PDSi,” “we,” “our,” or the “Company”) is a provider of computer design, development, production, and repair services to original equipment manufacturers (“OEMs”) and independent software vendors (“ISVs”). Industries served currently include medical, telecommunications, industrial automation, defense/aerospace, and imaging. The Company also helps major computer platform manufacturers respond to their customers' requirements for customized solutions and extended service life. We specialize in areas where these customers often get little help from larger outsource firms, solving the challenges associated with complex technologies, low to medium volume production, and long-term service of third party products. Not simply a repair depot or a contract manufacturer, PDSi represents a more collaborative and flexible outsourcing partner who helps its clients manage costs, meet unplanned demand changes, improve customer satisfaction, and respond aggressively to new trends in the technology market place. With our innovative and proactive staff of engineering, manufacturing, program management and supply chain specialists, PDSi tailors solutions that meet the particular business and operational needs of each OEM or ISV.

In the first quarter of 2008, the Company completed the acquisition of all of the equity of Aspan BV, a Netherlands private limited liability company (“Aspan”). With this acquisition, the Company further strengthened its global footprint in the repair services business, as it will enable the Company to better serve current and potential customers in the Europe, Middle East, and Africa (“EMEA”) regions. This operation will serve primarily as a repair depot for computer boards, storage devices, and other critical peripherals. Consideration given to purchase Aspan totaled $1.1 million, and included cash of $0.8 million and 120,051 shares of the Company’s common stock valued at $0.3 million. The costs associated with the acquisition included legal, accounting, and other fees totaling approximately $0.2 million.

DISCUSSION AND ANALYSIS ON OPERATING RESULTS

The following is a discussion and analysis of the financial condition and results of operations of the Company comparing the three and nine month periods ended September 30, 2008 with the three and nine month periods ended September 30, 2007. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto contained herein.

SALES

Sales for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2008	September 30, 2007	% Change	September 30, 2008	September 30, 2007	% Change
Total sales	$16,098	$17,406	(8)%	$47,556	$55,140	(14)%
Product	$13,315	$14,432	(8)%	$39,117	$47,166	(17)%
Service	$2,783	$2,974	(6)%	$8,439	$7,974	6%

The increase in Service sales from year to date 2007 to year to date 2008 was primarily due to higher repair service business in the EMEA region, some of which was attributed to the Aspan acquisition. The decrease in Product sales during the three and nine month periods ended September 30, 2008 as compared to the three and nine month periods ended September 30, 2007 was due to significant reductions in low margin business during the past year, coupled with softening demand at existing large accounts and delays in generating revenue from new products and multinational original equipment manufacturer customer relationships being developed.

For the nine month period ended September 30, 2008, the Company had two customers that generated revenues of approximately $20.7 million and $7.1 million or 43% and 15% of total revenue, respectively. In addition, these customers represented 31% and 16%, respectively, of accounts receivable at September 30, 2008.

For the nine month period ended September 30, 2007, the Company had two customers that generated revenues of approximately $20.7 million and $6.3 million or 37% and 11% of total revenue, respectively. In addition, these customers represented 38% and less than 1% respectively, of accounts receivable at September 30, 2007.

GROSS PROFIT

Gross profit for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2008	September 30, 2007	% Change	September 30, 2008	September 30, 2007	% Change
Total gross profit	$3,227	$4,582	(30)%	$8,602	$11,693	(26)%
Product	$2,562	$3,913	(35)%	$6,662	$9,760	(32)%
Service	$665	$669	(1)%	$1,940	$1,933	0%

The gross profit margin percentages for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total gross profit	20%	26%	18%	21%
Product	19%	27%	17%	21%
Service	24%	22%	23%	24%

For the three and nine month periods ended September 30, 2008 as compared to the three and nine month periods ended September 30, 2007, product gross profit margin was impacted from the mix of product sales. The slight decline in gross profit margin on Service sales from year to date 2007 to year to date 2008 was caused by a change in the sales mix that included lower margin storage device repair programs, which were partially serviced in the EMEA region where the Company split its service profits with Aspan. With the acquisition of Aspan, the Company has begun to benefit from the entire profit margin on this service business. The year to date 2008 reduction in the profit margin as compared to year to date 2007 was impacted by non-cash inventory valuation adjustments and other charges totaling $1.0 million, or 2% of sales. These non-cash charges reflect the Company’s acceleration of the reserving of inventory due to the aging of programs and a slowing economy. The Company assesses its inventory levels and mix in comparison to current customer programs and will sell off excess inventory or adjust reserves for the market value reductions of inventory valuation. The Company has several cost reduction initiatives that have contributed, and are expected to continue to contribute, significant savings in labor and facilities costs.

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

OPERATING EXPENSES AND INTEREST EXPENSES

Operating expenses, which include selling, general, and administrative (“SG&A”) expenses, and interest expense for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2008	September 30, 2007	% Change	September 30, 2008	September 30, 2007	% Change
Operating expenses	$3,122	$3,277	(5)%	$9,476	$10,367	(9)%
Interest expenses	64	208	(69)%	255	719	(65)%

Total expense	$3,186	$3,485	(9)%	$9,731	$11,086	(12)%

The Company improved its cost structure through operational efficiencies and reductions in personnel and corresponding benefits costs, as well as lower facility and travel expenses. The year to date 2008 SG&A expense includes a second quarter $0.1 million increase to the provision for lease termination costs charged to 2006 earnings. This is associated with the termination of a facility lease in Monrovia, California; and reflects lower than previously anticipated sublet net proceeds under the amended lease agreement.

The decrease in interest expense from the three and nine month periods ended September 30, 2007 to the three and nine month periods ended September 30, 2008 was due to lower interest rates and a lower average debt balance carried to support the working capital requirements of the Company.

INCOME TAX EXPENSE (BENEFIT) AND NET INCOME (LOSS)

Income tax expense(benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an on-going review and evaluation by management. The effective tax rate was 38% and 45% for the nine month periods ended September 30, 2008 and 2007, respectively.

Due to the uncertain economic environment and recent cumulative operating results, the Company has reviewed its deferred tax assets as of September 30, 2008 to assess whether, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this analysis, it was deemed that no deferred tax valuation allowance was required as of September 30, 2008. The Company can provide no assurance that a deferred tax valuation allowance will not be required in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether a future deferred tax valuation allowance is warranted.

Income (loss) before taxes, income tax expense (benefit) and net income (loss) for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended			Nine Month Periods Ended
($ in thousands)	September 30, 2008	September 30, 2007	% Change	September 30, 2008	September 30, 2007	% Change
Income (loss) before taxes	$41	$1,097	(96)%	$(1,129)	$607	(286)%
Income tax expense (benefit)	30	466	(94)%	(432)	272	(259)%

Net income (loss)	$11	$631	(98)%	$(697)	$335	(308)%

Earnings (loss) per share (“EPS”) for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$11,000	$631,000	$(697,000)	$335,000

Determination of common shares:
Average common shares outstanding	7,823,295	6,393,637	7,797,792	6,377,559
Assumed conversions of dilutive stock options	—	63,288	—	75,962

Diluted average common shares outstanding	7,823,295	6,456,925	7,797,792	6,453,521

Basic earnings (loss) per common share:	$0.00	$0.10	$(0.09)	$0.05
Diluted earnings (loss) per common share:	$0.00	$0.10	$(0.09)	$0.05

For the nine month periods ended September 30, 2008, no conversion of common stock equivalents has been assumed in the calculation of loss per share, as the effect would be anti-dilutive. As a result, the number of weighted average outstanding common shares and EPS are the same for basic and diluted EPS calculations for such period.

LIQUIDITY AND CAPITAL RESOURCES

A summary of changes in current assets for the periods ended September 30, 2008 and December 31, 2007 is as follows:

($ in thousands)	September 30, 2008	December 31, 2007	% Change
Accounts receivable	$10,909	$10,413	5%
Inventory	6,634	8,587	(23)%
Other current assets	2,031	2,446	(17)%

Total current assets	$19,574	$21,446	(9)%

A summary of changes in current liabilities for the periods ended September 30, 2008 and December 31, 2007 is as follows:

($ in thousands)	September 30, 2008	December 31, 2007	% Change
Line of credit	$4,630	$1,585	192%
Short-term note	—	4,000	(100)%
Accounts payable	6,548	6,178	6%
Other current liabilities	1,988	1,802	10%

Total current liabilities	$13,166	$13,565	(3)%

The net cash provided by operating activities was $1.1 million and $5.4 million during the nine month periods ended September 30, 2008 and 2007, respectively. Net loss, as adjusted for the effects of the non-cash items, which include depreciation and amortization expense, stock-based compensation expense, accounts receivable reserves, deferred income taxes, if applicable, and inventory reserves, provided cash from operating activities of $1.0 million and $1.3 million for the nine month periods ended September 30, 2008 and 2007, respectively. Change in the working capital components provided a net cash inflow of $0.1 million and $4.1 million for the nine month periods ended September 30, 2008 and 2007, respectively. During 2007, the Company improved its performance over managing inventory levels and accounts receivable collections. Throughout 2008, the Company has continued its efforts towards reductions in inventory levels and accounts receivable collections days to maintain an approximate break even on net cash outflows.

The net cash provided by investing activities was less than $0.1 million for the nine month period ended September 30, 2008. The Company used a portion of the $1.2 million raised in a private equity financing completed in December 2007 that was held in escrow at December 31, 2007 to acquire all of the equity of Aspan. The Aspan acquisition required a net outflow of cash of $0.9 million. The net cash used in investing activities was $0.5 million for the nine month period ended September 30, 2007. The Company’s use of cash in investing activities was for the purchase of equipment and leasehold improvements in the nine month periods ended September 30, 2008 and 2007.

During the nine month periods ended September 30, 2008 and 2007, the net cash used from financing activities was $1.1 million and $4.9 million, respectively. In the nine month period ended September 30, 2008, the Company used funding from the line of credit to pay the $4.0 million short-term note as discussed below. The net overall reduction in the Company’s debt was provided primarily by operating activities.

On September 30, 2008, the Company entered into an Amended and Restated Loan Agreement (the “Agreement”) with KeyBank National Association (“KeyBank”), providing for a demand line of credit facility (the “Line”) with a maximum line of credit of $8.0 million, subject to borrowing base restrictions. The Agreement replaces the prior Loan Agreement, dated April 8, 2008, between the Company and KeyBank, which provided for an $11.0 million revolving credit facility (the “Revolving Line,” and together with the Line, the “Debt”). The change in the amount of the line of credit sufficiently supports the Company’s future projected operating cash requirements. The borrowing base is determined as the lesser of 1) $8.0 million or 2) the sum of (a) 85% of the aggregate amount of eligible receivable accounts, plus (b) 30% of the aggregate amount of eligible inventory, not to exceed $5.0 million. The outstanding balance on the Line bears interest monthly at an annual rate of prime plus 0.25% or the overnight LIBOR plus 3.00%.

The Line is evidenced by a Cognovit Promissory Note Demand Line of Credit made by the Company in favor of KeyBank on September 30, 2008. The Line is secured by substantially all of the assets of the Company, as provided for in the Security Agreement entered into between the Company and KeyBank on April 8, 2008.

As of September 30, 2008, the maximum available borrowing base on the Line was $8.0 million, with unused capacity of $3.4 million. As of September 30, 2008 and December 31, 2007, the outstanding balance on the Debt was $4.6 million and $1.6 million, respectively. At December 31, 2007, the Company had outstanding $4.0 million on the Term Note, as described below.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either prime rate plus 0.25% or the overnight LIBOR plus 3.0%. Use of prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Debt was 5.5% and 7.8% at September 30, 2008 and 2007, respectively. The weighted average interest rate was 5.2% and 7.8% during the nine month periods ended September 30, 2008 and 2007, respectively. In addition, prior to the current Agreement, the unused Debt capacity was subject to a commitment fee of 1/8%, payable quarterly in arrears.

In February 2008, the Company paid off the principal amount of $4.0 million for a promissory note dated September 28, 2006 (the “Term Note”), as amended and extended, which matured on February 15, 2008. The Company used excess availability on an asset-based line of credit the Company had in place with KeyBank prior to the Revolving Line to pay off the principal amount of the Term Note. The principal amount of the Term Note bore interest at an annual rate equal to the prime rate less 0.25%.

The average Debt balances for the nine month periods ended September 30, 2008 and 2007 were $6.2 million and $11.9 million, respectively. The Company paid interest of $0.1 million and $0.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and $0.2 million and $0.6 million for the nine month periods ended September 30, 2008 and 2007, respectively.

The Line is a Demand Line of Credit without a defined term, and the Company does not control when the Line matures. The Company’s ability to maintain access to the Line will be dependent not only upon the Company’s future performance, which will be subject to general economic conditions and financial operations, but upon conditions both external and internal to KeyBank which may have an impact upon the Bank’s lending criteria and management of their loan portfolio. As a result, the Company could be forced to seek new financing or capital on a timetable that the Company cannot control. Because of this, the Company is evaluating financing options, both debt and equity. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors.

Additional financing may be required to support the future growth plans of the Company. The future growth plans of the Company include an acquisition strategy that includes acquiring companies that are in a similar or complementary business as the Company. The Company’s acquisition growth strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by the shareholders. The issuance of these noted shares requires the approval of the Board of Directors. The Company may evaluate acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. The acquisition targets may provide large OEM customer relationships that have a potential for additional business through the synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses. No acquisition transactions are currently pending.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS No. 161”). Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items effect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As the Company is not involved in hedging activities, the adoption of SFAS No. 161 will not impact the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of its adoption on its financial position, results of operations, and cash flows, but does not expect the adoption of SFAS 162 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As the Company does not have convertible debt at this time, the adoption of FSP APB No. 14-1 will have no effect on the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles. FSP FAS No. 142-3 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of its adoption on the Company’s financial position, results of operations, and cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of its adoption on the Company’s financial position, results of operations, and cash flows.

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

In accordance with SFAS No. 142, the Company performed an interim impairment test of its goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred. The factor deemed by management to have constituted an impairment triggering event was the decrease in the Company stock price relative to the book value of the Company. The Company had assigned the goodwill acquired in the acquisition as discussed in Note 3 to a reporting unit under the business segment – services. As goodwill was related to the acquisition, the Company utilized as its fair value measurement techniques the earnings and revenue multiples in relation to its payment to purchase this company. These multiples were applied to the estimated 2008 annual earnings and revenue of the reporting unit. Taking into consideration the results, the fair value of the reporting unit was more than its carrying value, and therefore, the Company was not required to perform step two of the SFAS No. 142 goodwill impairment testing methodology. The Company also concluded that no impairment to other identifiable intangible assets has occurred as of the interim test date.

The Company has reviewed its deferred tax assets as of September 30, 2008 to assess whether, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this analysis, it was deemed that no deferred tax valuation allowance was required as of September 30, 2008.

Due to tight credit markets, the change in the Company’s stock price and the resulting decline in its market capitalization and the uncertain economic environment, the Company can provide no assurance that a material impairment charge to goodwill and intangible assets will not occur in a future period, or that a deferred tax valuation allowance will not be required in the future. The Company will continue to monitor circumstances and events in future periods to determine whether additional interim asset impairment testing or a deferred tax valuation allowance is warranted.

Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No.157” (“FSP 157-2”). FSP 157-2 amended SFAS No. 157 and delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. In accordance with FSP 157-2, the Company has partially adopted SFAS No. 157, and is currently evaluating the impact of the adoption of FSP 157-2 on its financial position, results of operations, and cash flows. The Company’s partial adoption of SFAS No. 157 did not result in a change to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities, nor did the Company have additional assets and liabilities that required a fair market valuation.

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

Management, including the Chief Executive Officer and Chief Financial Officer of the Company, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 6.	Exhibits.

The following is a listing of Exhibits either filed with this report or incorporated by reference:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999.

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted September 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000.

3(c)	Amendment to the Company's Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001.

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

4	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission on September 21, 2000.

10.1	Amended and Restated Loan Agreement between Pinnacle Data Systems Inc. and KeyBank National Association dated September 30, 2008	Form 8-K filed with the Securities and Exchange Commission on October 2, 2008

10.2	Cognovit Promissory Note, Demand Line of Credit between Pinnacle Data Systems Inc. and KeyBank National Association dated September 30, 2008	Form 8-K filed with the Securities and Exchange Commission on October 2, 2008

10.3	Security Agreement between Pinnacle Data Systems Inc. and KeyBank National Association dated April 8, 2008	Form 8-K filed with the Securities and Exchange Commission on April 10, 2008

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2008	Contained herein.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2008	Contained herein.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2008	Contained herein.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2008	Contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: November 12, 2008	/s/ Michael R. Sayre
Michael R. Sayre,
President and Chief Executive Officer

Date: November 12, 2008	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot,
Chief Financial Officer