Form 10-K
period 2008-12-31
PINNACLE DATA SYSTEMS INC
filed 2009-03-20
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-16103

PINNACLE DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1263732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 Port Road, Groveport, Ohio	43125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (614) 748-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2008 computed by reference to the closing sale price per share of the registrant’s common shares on NYSE Amex was $9,668,245.

On March 17, 2009, the registrant had outstanding 7,825,099 common shares without par value, which is the registrant’s only class of common equity.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

PINNACLE DATA SYSTEMS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

SAFE HARBOR STATEMENT

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the fiscal year ending December 31, 2009. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may” and similar expressions identify forward-looking statements that speak only as of the date of this Annual Report on Form 10-K. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, but are not limited to, the following:

•

changes in general economic conditions, including prolonged or substantial economic downturn, and any related financial difficulties experienced by original equipment manufacturers, end users, customers, suppliers or others with whom the Company does business;

•	changes in customer order patterns;

•	changes in our business or our relationship with major technology partners or significant customers;

•	failure to maintain adequate levels of inventory;

•	production components and service parts cease to be readily available in the marketplace;

•	lack of adequate financing to meet working capital needs or to take advantage of business and future growth opportunities that may arise;

•	inability of cost reduction initiatives to lead to a realization of savings in labor, facilities or other operational costs;

•	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;

•	lack of success in technological advancements;

•	inability to retain certifications, authorizations or licenses to provide certain products and/or services;

•	risks associated with our new business practices, processes and information systems;

•	impact of judicial rulings or government regulations, including related compliance costs;

•	disruption in the business of suppliers, customers or service providers due to adverse weather, casualty events, technological difficulty, acts of war or terror, or other causes;

•	risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure; and

•	other factors from time to time described in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

The Company undertakes no obligation to publicly update or revise any such statements, except as required by applicable law.

PART I

ITEM 1.	BUSINESS

Overview

Pinnacle Data Systems, Inc. (“PDSi”, “we”, “our”, or the “Company”) was incorporated under the laws of the State of Ohio in March 1989. PDSi is headquartered at 6600 Port Road, Groveport, Ohio 43125, telephone (614) 748-1150. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

PDSi is a global provider of specialized embedded computing products and manufacturing services for original equipment manufacturers (“OEMs”) of computer hardware products or products with computer hardware in them.

We offer a wide range of technology platforms, including standard and custom-designed products for the defense/aerospace, telecommunications, medical, industrial automation and information technology (“IT”) markets. Our product capabilities range from board-level designs to globally certified, fully integrated systems. Our specialties include long-life, embedded products and unique, customer-centric solutions. PDSi also provides a variety of engineering, manufacturing and reverse logistics services for its global product customers, including custom product design, system integration, repair programs, warranty management and specialized production capabilities. With service centers in the United States, Europe and Asia, we ensure seamless support for our solutions all around the world, as well as depot repair and reverse logistics programs for the OEMs of other types of computer equipment.

PDSi’s turnkey product development programs help our customers bring their solutions to market faster and provide comprehensive service for the lifecycle of their products. Leveraging our twenty years of repair experience, as well as our engineering talent and global locations, our depot repair and reverse logistics programs provide innovative, competitively priced and timely in-region turnaround services focused on higher value circuit boards and infrastructure products such as servers, network equipment and storage devices.

Our business model has a foundation of technical intellectual property in the form of unique product designs (“Product”) and technical service and support programs (“Service”), such as the depot repair and logistics programs we provide the field service organizations of OEMs. Over the Company’s history, our service business and orientation have afforded us opportunities to build strong engineering talent that we leverage for the development and sale of high-potential engineered computer solutions for specific customers and niche-industry applications. For 2008, we reported revenues of $63.6 million, a net loss of $0.4 million and total assets of $21.3 million. The Company sells its products and services in the United States (“U.S.”) and internationally and attributes sales based on shipping point.

Many of our products are based on the high performance computer processing technologies of Sun Microsystems (“Sun”), Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), three of the world’s leading producers of computer components and systems. Our board-level products incorporate unique designs based on these leading-edge technologies and are engineered into the embedded form factor standards used by these OEMs, such as CompactPCI, AdvancedTCA, MicroTCA and Versa Module Europa. Our target OEMs for these products are key players in industries such as defense/aerospace, telecommunications, medical and industrial automation. These industries are typified as requiring long-lifecycle, high reliability and high performance solutions that have challenging environmental requirements for which commercial off the shelf (“COTS”) products are usually unsuitable. Our goal is to design our standard board-level products to meet these specific challenges and to have reasonably broad appeal within these target markets so that we can offer the same design to many customers. We also offer customization services to adapt our products where needed to meet very specific OEM requirements and, where commercially viable, will develop fully custom products to niche requirements not otherwise served by COTS solutions.

These products are sold to OEMs and then typically resold to end-users as components of the OEMs’ final products. OEMs design, engineer, manufacture, assemble, modify and/or integrate computer systems or components to fit their specific application needs. Where a more integrated deliverable is preferred by the OEM, we will leverage our long-standing expertise in system design to combine our products with other third party COTS computer components or peripherals such as chassis enclosures, power supplies and software and deliver a turnkey solution. Our goal is for these integrated solutions to contain sufficient products originated by PDSi to create recurring business with customers and to solidify their ongoing perception of value. Thus, our standard board-level product offerings provide a mechanism to create new OEM opportunities that can also lead to high-value customization and multi-year engagements to deliver turnkey solutions.

As part of our Services business, we offer complete technical service and support for OEM products, with a focus on higher value circuit boards and infrastructure products such as servers, network equipment and storage devices. Services include warranty screening, notional temperance factor testing, repair, inventory management and logistics services, and post-production end-of-life (“EOL”) re-engineering when needed. We operate facilities in North America; the Europe, Middle East and Africa (“EMEA”) region; and the Asia Pacific (“APAC”) region based on common business systems, technical processes, quality systems and IT infrastructure. We provide depot repair and testing services for OEMs seeking to outsource these activities while ensuring they can maintain desired quality and repair turnaround standards. OEM field service organizations ship their suspect non-functioning equipment to our designated depot location for testing and repair. We also manage “advanced-exchange” repair programs where required. We perform our highest volume testing and repair on complex printed circuit boards, systems, data storage devices and other peripheral equipment. For our largest OEM customers, we maintain and share online information management systems that seamlessly connect our companies.

We have a long history of working with legacy equipment and discontinued products. We specialize in servicing products where high mix and declining volumes have become a challenge to others. Our end-of-life product management service allows our customers to maximize their investment in technology by providing continued support for products either no longer in production or no longer supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and re-certification charges required to integrate new technology into their products. For example, when a computer board manufacturer stops manufacturing a particular board, its OEM customers are left with few alternative sources for the boards they need to continue building or repairing their products. We can provide the boards, purchased from a number of available sources, either new or refurbished, or we can redesign a new board with the same form, fit and function with components that are readily available at the time.

We are a SunSoft Master Distributor authorized to provide our customers with the right to use Solaris, Sun’s UNIX operating system, and we are a member of the Sun Partner Advantage Program. We are an authorized Intel Product Dealer and have earned Intel Channel Partner Premier Member status for our distinct level of competency with Intel technologies. We are an authorized AMD Platinum Solution Provider. We also are licensed by Microsoft to distribute embedded Microsoft operating systems.

We consider our Product and Service segments to be complementary. Our services provide a competitive advantage in selling our products since the entire global infrastructure is already in place to provide high-quality service and support before and after a sale, and new product development keeps our engineers and service technicians on the forefront of technologies being sold that generate new service opportunities.

Suppliers

We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by our current customers’ demands. In 2008, two suppliers provided 16% and 12%, respectively, of the component parts that we purchased to meet our production and service requirements.

Working Capital

We can be required to carry significant amounts of inventory to meet the production schedules and maintain the repair service obligations of our customers. As the demands on working capital grow with an increase in Product and Service revenues, we will continue to evaluate financing alternatives to fund the future growth of the Company and its working capital needs.

Patents and Trademarks

The Company holds the registration rights under the federal trade and service marks to its “PDSi” logo and for “Pinnacle Data Systems.”

Competition

Competition for our embedded computing products comes from other embedded products companies (and divisions) such as Curtiss-Wright Embedded Computing, Emerson Embedded Computing, GE Fanuc Intelligent Platforms, Kontron, Radisys and Vadatech. We believe that our targeted product development, agility and responsiveness, coupled with our technical capabilities, service capabilities, operational performance and willingness to tackle more custom opportunities, give us a competitive edge.

We market our products and customization services to specific customers and industry niches to minimize competition from larger players, as the cost involved may be prohibitive for our competitors to assist in product development and then manufacture and service the smaller volumes typical of our customers’ requirements. We differentiate ourselves from smaller companies through our breadth of service offerings and our global service and distribution capabilities. In addition, we believe we differentiate ourselves from these competitors through the strength of our close relationships with our large OEM partners (Sun, Intel, AMD and others). The level of engineering complexity and after-the-sale service and support on some products reduces competition from value-added resellers of all sizes and geographic coverage, and from COTS products. However, many of our competitors have substantially greater technical, manufacturing, marketing and financial resources to develop and market engineering and manufacturing services or COTS products.

The primary competitive factors in the electronic equipment service industry are price, quality and scope of services provided, which is based on in-house technical expertise. We compete with the in-house repair centers of OEMs, third party maintenance providers, contract manufacturers (“CMs”) such as Celestica and Flextronics, global repair organizations such as Data Exchange Corp. and Communications Test Design, Inc., and other specialized independent depot repair organizations. CMs can also be a potential customer when they are looking to outsource less desirable, smaller or more complex repair programs while still maintaining control of their customer relationships (rather than opening a door for that customer to go to a competitor). We believe we differentiate ourselves by offering (1) complete packaged solutions supported by a broad scope of repair and logistics service offerings; (2) programs for more complex, lower volume and EOL products that are not our competitors’ focus or strength; (3) service centers in the North America, EMEA and APAC regions; (4) flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, including registrations under ISO9001, ISO13485 for medical devices, TL9000 for telecommunications equipment, and ISO14001 for our environmental and safety processes; (5) cost-effective solutions to fulfill our customers’ service needs; and (6) experience working with and for a wide variety of technologies and large, well-known OEM customers. However, a number of our competitors have substantially greater technical, manufacturing, marketing and financial resources to develop and market similar services should they choose to do so.

Customers

We derive a significant amount of our sales from a relatively small number of customers. Our three largest customers generated sales of approximately 62% and 61% of total sales during 2008 and 2007, respectively.

While a significant number of our customers are Fortune 500 companies, in 2008 we began to shift some of our marketing and sales efforts to the middle market (companies with less than $5 billion in sales) where we believe our value is better recognized and rewarded with higher margins. During 2008 and 2007, we provided products and/or services to eleven and ten Fortune 500 companies, respectively.

The Company’s strategic focus continues to be on growth in the number and diversity of programs within our current customer base, as well as expansion of the total number of customers in that base. However, the Company’s relatively small number of customers can create significant sales volatility. If sales generated by any of our three largest customers or other customers that provide meaningful revenues declined significantly without additional product or service business, the results of our operations could be materially adversely affected.

License and Royalty Agreements

The Company has entered into various license and royalty agreements for technology exchange. The purpose of these agreements generally has been to obtain certain proprietary or patented technology used in products we build. We believe that no single license and royalty agreement is material in relation to our business as a whole except as discussed below.

The Company is an authorized OEM Technology Partner (“OTP”) of Sun, which entitles us to buy Sun products at specified discounts for the purpose of modifying Sun’s product and/or integrating it into our products for resale to our OEM customers. Either party can terminate without cause or upon default of the agreement as agreed upon in the authorization agreement. The OTP designation, or its predecessor Master Value-Added Integrator (MVAI) designation, was required in product sales of $3.2 million and $11.1 million, or 6% and 18% of total product sales in 2008 and 2007, respectively.

Research and Development

The Company’s research and development (“R&D”) costs primarily have been customer-sponsored. Any costs not sponsored by a customer are expensed as incurred. Strategically, in 2008 we began to increase our product development efforts, and R&D costs may be material in the future. R&D expenses totaled $253,000 for 2008 and were immaterial for 2007.

Environmental Compliance Costs

Certain facets of our operations involve the use of substances regulated under various federal, state and local laws governing the environment. The liability for environmental remediation and related costs can be significant, although the Company has not incurred any to date. Environmental costs and environmental regulations currently are not material to our results of operations or financial position. Similarly, no other federal, state or local laws or regulations are expected to materially impact our results of operations or financial position.

Employees

As of December 31, 2008, we had 167 full-time employees. We depend on certain key employees and face competition in hiring and retaining qualified employees. We believe we have a good relationship with our employees, none of whom are subject to collective bargaining agreements.

Availability of Information

The Company makes available through its internet website (www.pinnacle.com) as soon as reasonably practicable its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and

amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, after electronically filing such material with the SEC. The Company has posted on its website a copy of its code of business conduct and ethics and conflict of interest policy. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operations of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Since the Company is an electronic filer, the SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information filed by the Company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 113,000 square feet of office, warehouse, laboratory and production space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease commencing May 1, 1999. On February 23, 2009, this lease was amended to extend the lease to July 31, 2012 at reduced annual lease rates. In addition, the Company leases approximately 51,600 square feet of warehouse and production space in a building located at 6295 Commerce Center Drive, Groveport, Ohio, within two miles of our main Groveport facility. This lease also was amended on February 23, 2009 to extend its term from the original termination date of April 30, 2009 to July 31, 2012 at reduced annual lease rates.

In November 2008, the company moved its EMEA operation into approximately 34,000 square feet of leased space located at Morsestraat 26, 4004 JP Tiel, the Netherlands. This new location is within a quarter mile of the previously leased space and more than doubles the floor space of the previous location. The initial term of this lease is five years and may be renewed in five-year increments. In November 2008, the company also moved its APAC operation to approximately 6,200 square feet of leased space at Leahander Centre, 28 Wang Wo Tsai Street, Tsuen Wan, N.T., Hong Kong. This new location is of comparable size to the operation’s previous location in Hong Kong. The initial term of this lease is two years and may be renewed for an additional year.

The Company’s facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for our current requirements and future growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company periodically becomes involved in claims and legal proceedings that arise in the ordinary course of its business. None of the pending litigation, individually or collectively, is expected to have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Company’s common stock trades on NYSE Amex under the stock symbol “PNS.” The following table summarizes the range of high and low sales prices of the Company’s common shares on NYSE Amex during 2008 and 2007:

	Market price
Quarter ended	High	Low	Closing
March 31, 2008	$2.65	$1.20	$1.39
June 30, 2008	2.25	1.40	1.45
September 30, 2008	1.45	0.53	0.66
December 31, 2008	0.80	0.30	0.44

March 31, 2007	$2.80	$2.10	$2.54
June 30, 2007	2.59	2.00	2.11
September 30, 2007	2.38	1.30	2.05
December 31, 2007	3.05	2.00	2.60

(b)	Holders. On March 17, 2009, there were 85 shareholders of record of the Company’s common stock. Most of the shares of Company common stock not held by officers and directors are held in street name.

(c)	Dividends. During the past five years, the Company has not paid cash dividends. Payments of dividends are within the discretion of our Board of Directors. The Company does not intend to pay dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2008 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”) and the Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”).

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approvedby security holders (1) (2)	1,612,750	$2.22	1,261,098

(1)	Consists of the Employee Plan and the Director Plan. The Company does not have any plans that have not been approved by shareholders.
(2)	The aggregate number of common shares that may be granted under the Employee Plan increases on the last day of each fiscal year beginning in 2005 equal to the lesser of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations (“MD&A”) of the Company for the years ended December 31, 2008 and 2007. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes contained in this Annual Report on Form 10-K.

Executive Overview

See Part I, Item 1 – Business – Overview for a complete description of the Company.

The global credit markets have been experiencing extreme volatility and disruption for more than a year. During the second half of 2008, the volatility and disruption reached unprecedented levels. See the “Liquidity and Capital Resources” section later in MD&A for further information and discussion. Furthermore, the Company’s results of operations are materially affected by U.S. and global economic conditions. The global economic crisis that began in the second half of 2007 continued and substantially increased during 2008, negatively impacting our multi-national OEM customers, and therefore, our business and operating results. Economic conditions have continued to deteriorate in 2009. As a result, we expect lower sales for the first half of 2009 compared to the same period of 2008 and have already adjusted our cost structure accordingly. We expect to mitigate the impact of lower sales through expense reductions and our continued focus on higher-margin business. However, difficult economic conditions may continue to materially adversely affect the Company’s business and results of operations, financial condition and cash flows.

During the year ended December 31, 2008, the Company reported a net loss of $361,000, or $0.05 per diluted share, versus net income of $543,000, or $0.08 per diluted share, for 2007. In the second quarter of 2008, the Company recorded a pre-tax charge totaling approximately $800,000 (or $0.07 per diluted share) related to one-time non-cash inventory valuation adjustments and California lease termination expenses. The average number of common shares outstanding during 2008 was 20% higher than the prior year due to the Company’s fourth quarter 2007 private equity financing, which increased the dilution of the 2008 results. See below for further discussion of these events.

The Company continues to benefit from the Operational Improvement Plan initiated in 2006 and completed in 2007. In addition, the Company continues efforts to improve operating margins. As the Company continues to address its scalability needs to meet customer requirements and to achieve profitable sales growth, the Company evaluates and challenges existing business that consistently performs below expected results. The Company is seeking new opportunities that are more consistent with the Company’s performance goals, and in which customers recognize and value the Company as a partner and enabler of the customer’s specialized product and service needs. The Company expects to strengthen its sales force using independent manufacturer’s sales representatives around the world. The Company believes strategic use of independent manufacturer’s sales representatives will improve the market and geographical coverage of its products and services.

The Company successfully completed a $2.5 million private equity financing on December 20, 2007. The Company issued 1.25 million common shares and warrants to purchase 375,000 additional shares of common stock in a private placement with selected institutional investors. The warrants are exercisable for a period of five years from the closing date of the financing. Approximately $1.2 million of the proceeds were used to purchase all of the equity of Aspan B.V., a Netherlands private limited liability company (“Aspan”) in February 2008, and the remaining amount was utilized to reduce the outstanding balance of the line of credit. See Note 4 and Note 10 to the consolidated financial statements for additional information related to the acquisition of Aspan and the private equity financing, respectively.

During 2007, the Company outsourced repair services for its customers in the EMEA and APAC regions to Aspan and established an operation in Hong Kong. Through its Hong Kong operation, the Company provides repair services in the APAC region with staffing provided through a Joint Cooperation Agreement with E.C. Fix Technology Limited. In 2008, the Company provided repair services through its three operations located in North America (Groveport, Ohio, USA), EMEA (Tiel, Gelderland, the Netherlands) and APAC (Tsuen Wan, New Territories, Hong Kong).

In 2007, the Company completed amendments to the original Monrovia, California lease agreement, which eliminated any future obligations under the lease agreement after November 30, 2007.

While the Company continues to evaluate viable acquisition opportunities, the Company does not anticipate any acquisitions in 2009.

Results of Operations

Sales

The following table summarizes the Company’s sales by segment for the years ended December 31:

(in thousands)	2008	2007	Change
Total sales	$63,645	$73,397	-13%
Product	52,702	62,615	-16%
Service	10,943	10,782	1%

The 13% decline in total sales primarily was due to significant reductions in low margin Product segment business during 2008. In addition, the Company experienced softening demand from existing large accounts and delays in generating revenue from new products and the development of multinational OEM customer relationships. However, sales to the Defense/Aerospace sector more than doubled during 2008. Higher Service segment sales primarily were driven by repair service business in the EMEA region, some of which was attributable to the Aspan acquisition.

For 2008, the Company had two customers that generated $27.5 million and $9.3 million, or 43% and 15%, respectively, of total revenues. Of the revenues from these customers, 91% and 9% were included in Product and Service sales, respectively. In addition, these customers represented 34% and 15%, respectively, of accounts receivable as of December 31, 2008.

For 2007, the Company had two customers that generated $28.5 million and $8.8 million, or 40% and 12%, respectively, of total revenues. Of the revenues from these customers, 92% and 8% were included in Product and Service sales, respectively. In addition, these customers represented 43% and 16%, respectively, of accounts receivable as of December 31, 2007.

While the Company continues to seek new opportunities with existing customers, the Company anticipates growth from new domestic and international customers, leading to additional customer diversification over time.

Gross Profit

The following tables summarize the Company’s gross profit and gross profit margins by segment for the years ended December 31:

(in thousands)	2008	2007	Change
Total gross profit	$12,249	$16,027	-24%
Product	9,512	13,523	-30%
Service	2,737	2,504	9%

	2008	2007	Change
Total gross profit	19%	22%	-3%
Product	18%	22%	-4%
Service	25%	23%	2%

Lower overall and Product segment gross profit margins during 2008 were driven by the non-cash inventory valuation adjustments of approximately $700,000 discussed previously and, to a lesser extent, sales mix. The non-cash charges reflect the Company’s increase in reserve due to the aging of programs and slower overall economic activity. The Company assesses its inventory levels and mix in comparison to current customer programs and sells excess inventory or adjusts reserves to reflect current inventory valuations. The increase in Service segment gross profit margin compared to 2007 primarily was due to the positive impact of the Aspan acquisition on Service business. The Company implemented several cost reduction initiatives during 2008 that contributed, and are expected to continue to contribute, to significant savings in labor and facilities costs.

The Company continues to believe that results of operations will be positively affected as gross profit margins increase through the organic growth of existing customers and other additional global business. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict quarterly gross margins on future sales.

Operating and Interest Expenses

The following table summarizes the Company’s operating expenses, which include selling, general and administrative expenses, and interest expense for the years ended December 31:

(in thousands)	2008	2007	Change
Operating expenses	$12,453	$13,998	-11%
Interest expense	309	881	-65%

The decline in operating expenses in 2008 primarily was due to actions taken by the Company to reduce personnel and corresponding benefit costs to levels commensurate with lower sales volumes. However, the second quarter of 2008 included $0.1 million in expenses associated with the termination of a facility lease in Monrovia, California; reflecting lower than anticipated sublet net proceeds under the amended lease agreement.

Lower interest expense during 2008 was due to a decrease in average debt outstanding and lower average interest rates.

Income Tax Expense (Benefit) and Net Income (Loss)

The following table summarizes the Company’s income (loss) before income taxes, income tax expense (benefit) and net income (loss) for the years ended December 31:

(in thousands)	2008	2007
Income (loss) before income taxes	$(513)	$1,148
Income tax expense (benefit)	(152)	605

Net income (loss)	$(361)	$543

The effective tax rates for 2008 and 2007 were 30% and 53%, respectively. The decrease in the effective tax rate for 2008 primarily was due to a reduction in certain permanent differences and a charge in 2007 for a rate reduction in the Company’s deferred tax assets. In addition, in 2008 the Company had foreign income taxed at an effective rate below that of the U.S.

The following table summarizes the Company’s earnings (loss) per common share for the years ended December 31:

	2008	2007
Basic earnings (loss) per common share	$(0.05)	$0.08
Diluted earnings (loss) per common share	$(0.05)	$0.08

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from operations and borrow funds at competitive rates to meet operating and growth needs.

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in thousands)	2008	2007
Line of credit	$5,408	$1,585
Short-term note payable	—	4,000

Total short-term debt	5,408	5,585

Stockholders’ equity, excluding accumulated other comprehensive loss	8,952	8,908
Accumulated other comprehensive loss	(57)	—

Total stockholders’ equity	8,895	8,908

Total capital	$14,303	$14,493

Based on the Company’s historical cash flow and current financial results and our unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. However, the line of credit is a demand facility, and it is possible that funds would be unavailable if the facility were called. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s consolidated cash flows for the years ended December 31:

(in thousands)	2008	2007
Net cash provided by operating activities	$1,027	$6,708
Net cash used in investing activities	(114)	(1,439)
Net cash used in financing activities	(673)	(5,257)
Effect of exchange rate on cash	(12)	—

Increase in cash	228	12
Cash at beginning of year	54	42

Cash at end of year	$282	$54

Operating Activities

Net cash provided by operating activities was $1.0 million in 2008 compared to $6.7 million in 2007. Net income (loss) adjusted for the effects of non-cash items, which primarily include inventory reserves, depreciation expense and provision for deferred taxes, provided cash in operating activities of $1.5 million and $1.9 million in 2008 and 2007, respectively. Changes in working capital required a net cash outlay of $0.5 million in 2008 and provided net cash of $4.8 million in 2007, which reflects the Company’s significant improvement in management of inventory and accounts receivable in 2007 compared to 2006.

Investing Activities

Net cash used in investing activities was $0.1 million and $1.4 million in 2008 and 2007, respectively. During 2008, the Company received $1.2 million in proceeds from the previously discussed private equity transaction and paid $0.9 million to acquire Aspan. The private equity funds were placed in escrow in December 2007 and used for the acquisition of Aspan in February 2008. The $1.2 million was recorded as restricted cash as of December 31, 2007 and classified as cash used in investing activities. In addition, the Company’s investing activities included $0.4 million and $0.2 million for the purchase of property and equipment in 2008 and 2007, respectively.

Financing Activities

Net cash used in financing activities was $0.7 million and $5.3 million in 2008 and 2007, respectively. Financing activity in 2008 primarily related to borrowings on the Company’s line of credit and repayment of a $4.0 million short-term note as described below. In 2007, the Company’s efforts to improve management of inventory and accounts receivable resulted in a significant reduction in the outstanding line of credit as of December 31, 2007. In addition, the Company’s aforementioned 2007 private placement included proceeds of $2.3 million, net of transaction costs, of which $1.1 million was applied to the outstanding line of credit.

On September 30, 2008, the Company entered into an Amended and Restated Loan Agreement (the “Agreement”) with KeyBank National Association (“KeyBank”), providing for a demand line of credit facility (the “Line”) with a maximum line of credit of $8,000,000, subject to borrowing base restrictions. The Agreement replaces the prior Loan Agreement, dated April 8, 2008, between the Company and KeyBank, which provided for an $11,000,000 revolving credit facility (the “Revolving Line,” and together with the Line, the “Debt”). The change in the amount of the line of credit sufficiently supports the Company’s future projected operating cash requirements. The borrowing base is determined as the lesser of (1) $8,000,000 or (2) the sum of 85% of the aggregate amount of eligible receivable accounts, plus 30% of the aggregate amount of eligible inventory, not to exceed $5,000,000.

The Line is evidenced by a Cognovit Promissory Note Demand Line of Credit made by the Company in favor of KeyBank on September 30, 2008. The Line is secured by substantially all of the assets of the Company, as provided for in the Security Agreement entered into between the Company and KeyBank on April 8, 2008.

As of December 31, 2008, the maximum available borrowing base on the Line was $8,000,000, with unused capacity of $2,592,000. As of December 31, 2008 and 2007, the outstanding balance on the Debt was $5,408,000 and $1,585,000, respectively. As of December 31, 2007, the Company had outstanding $4,000,000 on the Term Note, as described below.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either the prime rate plus 2.00% or the overnight London Interbank Offered Rate (“LIBOR”) plus 3.50% (but not less than 5.00%). Use of the prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Debt was 3.13% and 7.33% as of December 31, 2008 and 2007, respectively. The weighted average interest rate was 5.04% and 7.62% during the years ended December 31, 2008 and 2007, respectively. In addition, prior to the current Agreement, the unused Debt capacity was subject to a commitment fee of 0.125%, payable quarterly in arrears.

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

The average Debt balances for the years ended December 31, 2008 and 2007 were $6,234,000 and $11,027,000, respectively. The Company paid interest of $288,000 and $824,000 for the years ended December 31, 2008 and 2007, respectively.

The Line is a Demand Line of Credit without a defined term, and the Company does not control when the Line matures. The Company’s ability to maintain access to the Line will be dependent not only upon the Company’s future performance, which will be subject to general economic conditions and financial operations, but upon conditions both external and internal to KeyBank, which may have an impact upon KeyBank’s lending criteria and management of their loan portfolio. As a result, the Company could be forced to seek new financing or capital on a timetable that the Company cannot control. Because of this, the Company is evaluating financing options, both debt and equity. There can be no assurance that any new financing options will be at terms as favorable to the Company as current terms or acceptable to the Company or that the Company’s future performance will not be affected negatively by changes in the above factors.

The availability of additional financing will depend on a variety of factors such as market conditions, the availability of credit generally, and the possibility that customers or lenders could develop a negative perception of the Company’s long- or short-term financial prospects if it incurs future losses or if the level of business activity decreases due to a market downturn. If KeyBank is adversely affected by the conditions of the U.S. and global capital markets, it may become unable to fund borrowings under its credit commitment to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes. In such a situation, we would pursue other sources of external financing while relying on internal sources of liquidity, including more aggressive management of working capital, various cost containment measures and a continued focus on higher margin business.

Additional financing also may be required to support the future growth plans of the Company, which include an acquisition strategy that may consist of acquiring companies that are similar to or that complement the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by shareholders. The issuance of these shares requires approval of the Company’s Board of Directors. The Company evaluates acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. Acquisition targets may provide large OEM customer relationships that have a potential for additional business through the product synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses. The Company does not anticipate any acquisitions in 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets; or (3) any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

During the normal course of business, the Company may have numerous outstanding purchase orders with vendors to purchase inventory for use in products that are sold to the Company’s customers or are used in performing repair services for the Company’s customers. The Company does not record such orders as liabilities on the consolidated balance sheets until the material is placed on a common carrier or delivered to the Company’s facilities, depending on terms of the arrangement. The Company has no minimum purchase quantity requirements with any of its vendors.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Note 3 provides a summary of recently issued accounting standards.

Revenue Recognition

Revenues are recognized when there is (1) persuasive evidence of a sale arrangement; (2) delivery has occurred and title, ownership and risk of loss transfers to the customer; (3) the price is fixed or determinable; and (4) collection is reasonably assured. For product sales, revenue is recognized upon transference of title to the customer. For repair sales, revenue is recognized when repair work is completed, and the item is either returned to the customer or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair terms. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods. The Company recognizes revenue on a pro-rata basis over the service period. For an inventory and logistics management program, revenue is recognized in the month in which services are provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage-of-completion basis. For certain end of life product management service programs, we may purchase inventory components no longer in production that are necessary for the program based on the customer’s estimated needs, with the agreement that the customer will purchase any remaining items after an agreed upon period. The Company will carry such inventory for a certain period, and upon completion of that period, the Company will sell any remaining inventory to the customer and recognize revenue. Certain customers ask that this inventory remain located at our sites for potential future use in small end of life production runs or in repair programs. These “bill and hold” arrangements typically meet the criteria for revenue recognition because (1) they are entered into at the customer’s request; (2) they are required due to their business purpose to secure a supply of component parts that will no longer be manufactured; (3) title and risk of loss transfers to the customer; and (4) we physically segregate such components from Company-owned inventory.

Accounts Receivable

Accounts receivable represent amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company assesses the collectability of accounts receivable and provides an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience, and an ongoing review of the Company’s trade customers and their ability to make payment. The Company determines its allowance by considering a number of factors, including (1) the length of time trade accounts receivable are past due; (2) the Company’s previous loss history with each customer; (3) the customer’s current ability to pay its obligation to the Company; and (4) the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible as determined by a continuous review of the customer’s ability to pay. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company can provide no assurance that a material adjustment to accounts receivable will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether such an adjustment is warranted.

Inventory

The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/ trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown on the consolidated balance sheets.

The Company can provide no assurance that a material adjustment to inventory will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether such an adjustment is warranted.

Goodwill

In connection with the acquisition of Aspan during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, and expected levels of revenues and earnings.

The Company performed an interim impairment test of its goodwill during the third quarter of 2008 due to events and changes in circumstances that indicated impairment might have occurred. The factor deemed by management to have constituted a triggering event was the decrease in the Company’s stock price relative to the book value of the Company. The Company assigned the goodwill acquired in the acquisition of Aspan to a reporting unit in the Service business segment. The Company estimated fair value using an income approach that compared historical and forecasted revenues and earnings of the reporting unit to the purchase price. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date.

Going forward, the Company will perform its annual goodwill impairment testing during the fourth quarter based on third quarter financial information. The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

Income Taxes

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board’s Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 did not have a material impact on the Company’s financial position or results of operations upon adoption.

Management provides for income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for income taxes are estimates regarding the deductibility of certain items. In the event the ultimate deductibility of certain items differs from estimates, management may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax asset will not be fully realized.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign countries. There are no federal or state income tax examinations currently underway for these jurisdictions.

Due to the uncertain economic environment and recent operating results, the Company reviewed its deferred tax assets as of December 31, 2008 to assess whether, in the opinion of management, it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. Based on this analysis, management determined that a deferred tax valuation allowance was not required as of December 31, 2008.

The Company can provide no assurance that a deferred tax valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether a deferred tax valuation allowance is warranted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Data Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule of Pinnacle Data Systems, Inc. listed in Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Pinnacle Data System Inc.’s internal control over financial reporting as of December 31, 2008 included in this annual report at Item 9A(T) Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/S/ MCGLADREY & PULLEN, LLP

Columbus, Ohio
March 20, 2009

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$282	$54
Restricted cash	—	1,200
Accounts receivable, net of allowance for doubtful accounts of $135 and $119, respectively	11,550	10,413
Inventory, net	5,445	8,587
Prepaid expenses	643	612
Income taxes receivable	174	—
Deferred income taxes	976	580

Total current assets	19,070	21,446

PROPERTY AND EQUIPMENT
Leasehold improvements	969	669
Furniture and fixtures	450	412
Computer equipment and related software	3,572	3,402
Shop equipment	785	667

Total property and equipment, cost	5,776	5,150
Less accumulated depreciation and amortization	(4,717)	(4,223)

Total property and equipment, net	1,059	927

OTHER ASSETS
Goodwill	797	—
Intangibles, net	206	—
Deferred income taxes	99	38
Other assets	62	62

Total other assets	1,164	100

TOTAL ASSETS	$21,293	$22,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$5,408	$1,585
Short-term note payable	—	4,000
Accounts payable	5,156	6,178
Accrued expenses:
Wages, payroll taxes and benefits	873	1,089
Other	525	499
Income taxes	77	77
Unearned revenue	138	137

Total current liabilities	12,177	13,565

LONG-TERM LIABILITIES
Accrued other	221	—

Total long-term liabilities	221	—

TOTAL LIABILITIES	12,398	13,565

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,825 and 7,689 shares issued and outstanding, respectively	5,769	5,485
Additional paid-in capital	1,797	1,676
Accumulated other comprehensive income (loss)	(57)	—
Retained earnings	1,386	1,747

Total stockholders’ equity	8,895	8,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,293	$22,473

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share)

	For the Year Ended December 31,
	2008	2007
SALES
Product	$52,702	$62,615
Service	10,943	10,782

Total sales	63,645	73,397

COST OF SALES
Product	43,190	49,092
Service	8,206	8,278

Total cost of sales	51,396	57,370

GROSS PROFIT	12,249	16,027

OPERATING EXPENSES	12,453	13,998

INCOME (LOSS) FROM OPERATIONS	(204)	2,029

OTHER EXPENSE
Interest expense	309	881

INCOME (LOSS) BEFORE INCOME TAXES	(513)	1,148

INCOME TAX EXPENSE (BENEFIT)	(152)	605

NET INCOME (LOSS)	$(361)	$543

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,806	6,471
Diluted	7,806	6,510

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Outstanding Shares	Amount			Retained Earnings
Balance - December 31, 2006	6,363	$3,435	$1,091	$—	$1,204	$5,730
Stock options exercised	76	80	—	—	—	80
Stock and warrants issued	1,250	1,970	375	—	—	2,345
Share-based payment expense	—	—	201	—	—	201
Net income	—	—	—	—	543	543
Other	—	—	9	—	—	9

Balance - December 31, 2007	7,689	5,485	1,676	—	1,747	8,908
Stock options exercised	16	13	—	—	—	13
Stock issued in acquisition	120	271	—	—	—	271
Share-based payment expense	—	—	121	—	—	121
Comprehensive loss:
Net loss	—	—	—	—	(361)	(361)
Foreign currency exchange loss	—	—	—	(57)	—	(57)

Total comprehensive loss						(418)

Balance - December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(361)	$543

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	626	556
Share-based payment expense	121	201
Allowance for doubtful accounts	61	45
Inventory reserves	1,438	87
Provision for deferred taxes	(374)	504
Tax benefit from employee stock option plans	—	(9)
Loss on disposal of equipment	25	—
(Increase) decrease in assets:
Accounts receivable	(726)	7,260
Inventory	1,944	3,058
Prepaid expenses and other assets	(33)	(37)
Income taxes receivable	(173)	1,074
Increase (decrease) in liabilities:
Accounts payable	(1,196)	(5,506)
Accrued expenses and taxes	(326)	(1,001)
Unearned revenue	1	(67)

Total adjustments	1,388	6,165

Net cash provided by operating activities	1,027	6,708

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(378)	(239)
Acquisition, net of cash received	(936)	—
Restricted cash	1,200	(1,200)

Net cash used in investing activities	(114)	(1,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	3,823	(7,524)
Payment on short-term note payable	(4,000)	—
Outstanding checks in excess of funds on deposit	(509)	(167)
Proceeds from stock options exercised	13	80
Tax benefits from employee stock option plans	—	9
Issuance of common stock and warrants	—	2,345

Net cash used in financing activities	(673)	(5,257)

EFFECT OF EXCHANGE RATE ON CASH	(12)	—

INCREASE IN CASH	228	12
Cash at beginning of year	54	42

Cash at end of year	$282	$54

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

1. Nature of Operations

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) is a global provider of specialized embedded computing products and manufacturing services for original equipment manufacturers (“OEMs”) of computer hardware products or products with computer hardware in them. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.” PDSi offers a wide range of technology platforms, including standard and custom-designed products for the defense/aerospace, telecommunications, medical, industrial automation and information technology markets. PDSi’s product capabilities range from board-level designs to globally certified, fully integrated systems. The Company’s specialties include long-life, embedded products and unique, customer-centric solutions. PDSi also provides a variety of engineering, manufacturing and reverse logistics services for its global product customers, including custom product design, system integration, repair programs, warranty management and specialized production capabilities. With service centers in the United States, Europe and Asia, PDSi ensures seamless support for the Company’s solutions all around the world, as well as depot repair and reverse logistics programs for the OEMs of other types of computer equipment.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies that materially affect financial reporting are summarized below. The accompanying consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances. Management believes the amounts provided are appropriate.

Consolidation Policy

The consolidated financial statements include the accounts of PDSi and Aspan BV, a Netherlands private limited liability company (“Aspan”). On February 20, 2008, the Company acquired all of the equity of Aspan. The acquisition was accounted for under the purchase method of accounting. Accordingly, Aspan’s financial position as of December 31, 2008 and results of operations from February 16, 2008, the effective date of the transaction, to December 31, 2008 were consolidated with the Company’s financial statements. See Note 4 for additional information related to this acquisition. All significant intercompany balances and transactions were eliminated.

Foreign Currency Translation

The functional currency for the Company’s Aspan facility is the Euro. For consolidated reporting purposes, assets and liabilities of this operation are translated into U.S. dollars using the foreign exchange rate at the end of the reporting period; income and expense items are translated at the weighted average exchange rates during the reporting period; and equity is translated at the historical exchange rate.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk primarily consist of accounts receivable. The Company grants credit to its customers, which vary in terms of size, geographic location and financial strength. Customer payment terms typically range from 30 to 60 days. The Company monitors and evaluates customer balances on a regular basis to ensure collectability and to assess any known risk of loss surrounding the customer.

For 2008, the Company had two customers that generated $27.5 million and $9.3 million, or 43% and 15%, respectively, of total revenues. Of the revenues from these customers, 91% and 9% were included in Product and Service sales, respectively. In addition, these customers represented 34% and 15%, respectively, of accounts receivable as of December 31, 2008.

For 2007, the Company had two customers that generated $28.5 million and $8.8 million, or 40% and 12%, respectively, of total revenues. Of the revenues from these customers, 92% and 8% were included in Product and Service sales, respectively. In addition, these customers represented 43% and 16%, respectively, of accounts receivable as of December 31, 2007.

The Company maintains cash balances, which may be in excess of federally insured levels, at large regional financial institutions. The Company monitors cash balances to minimize the risk of loss.

Fair Value of Financial Instruments

The Company estimates fair values of amounts reported in the consolidated balance sheets using available market information and valuation methodologies, as applicable. The carrying amounts of cash, accounts receivable, line of credit, accounts payable and other accrued expenses approximate fair value due to their short-term nature.

Revenue Recognition

Revenues are recognized when there is (1) persuasive evidence of a sale arrangement; (2) delivery has occurred and title, ownership and risk of loss transfers to the customer; (3) the price is fixed or determinable; and (4) collection is reasonably assured. For product sales, revenue is recognized upon transference of title to the customer. For repair sales, revenue is recognized when repair work is completed, and the item is either returned to the customer or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair terms. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods. The Company recognizes revenue on a pro-rata basis over the service period. For an inventory and logistics management program, revenue is recognized in the month in which services are provided. For non-recurring engineering projects, the Company recognizes revenue on a percentage-of-completion basis. For certain end of life product management service programs, the Company may purchase inventory components no longer in production that are necessary for the program based on the customer’s estimated needs, with the agreement that the customer will purchase any remaining items after an agreed upon period. The Company will carry such inventory for a certain period, and upon completion of that period, the Company will sell any remaining inventory to the customer and recognize revenue. Certain customers ask that this inventory remain located at the Company’s sites for potential future use in small end of life production runs or in repair programs. These “bill and hold” arrangements typically meet the criteria for revenue recognition because (1) they are entered into at the customer’s request; (2) they are required due to their business purpose to secure a supply of component parts that will no longer be manufactured; (3) title and risk of loss transfers to the customer; and (4) the Company physically segregates such components from Company-owned inventory.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Shipping and Handling

Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.

Advertising

The Company’s advertising efforts are associated with nondirect-response programs. Costs are expensed as incurred or, when appropriate, deferred until the advertisement first occurs. The Company’s advertising expense was $81,000 for 2008 and was immaterial for 2007.

Research and Development

The Company’s research and development (“R&D”) costs primarily have been customer-sponsored. Any costs not sponsored by a customer are expensed as incurred. R&D expenses totaled $253,000 for 2008 and were immaterial for 2007.

Cash and Cash Equivalents

The Company considers to be cash equivalents any liquid investments purchased with an initial term to maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2008 or 2007.

Restricted Cash

As of December 31, 2007, the Company held $1,200,000 as restricted cash in accordance with the equity transaction discussed in Note 10.

Accounts Receivable

Accounts receivable represent amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary. The Company assesses the collectability of accounts receivable and provides an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience, and an ongoing review of the Company’s trade customers and their ability to make payment. The Company determines its allowance by considering a number of factors, including (1) the length of time trade accounts receivable are past due; (2) the Company’s previous loss history with each customer; (3) the customer’s current ability to pay its obligation to the Company; and (4) the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible as determined by a continuous review of the customer’s ability to pay. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

The following table summarizes the Company’s inventory as of December 31 (net of inventory reserves):

(in thousands)	2008	2007
Component parts (raw materials)	$4,696	$6,428
Work-in-process	577	1,543
Finished goods	172	616

Total inventory	$5,445	$8,587

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Inventory is valued at average cost, not in excess of market. The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown on the consolidated balance sheets. As of December 31, 2008 and 2007, the Company provided reserves of $2,366,000 and $2,083,000, respectively, to reduce the carrying value of inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated for financial reporting purposes on a straight-line basis over the estimated service lives of the respective assets. Leasehold improvements are depreciated over the shorter of useful life or remaining lease term. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from three to seven years. Technology licenses are amortized over their terms. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any related gain or loss is reported in the consolidated statements of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Depreciation expense was $561,000 and $556,000 for the years ended December 31, 2008 and 2007, respectively.

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize an impairment loss whenever evidence exists that the carrying value is not recoverable. The Company had no impairment charges in 2008 or 2007.

Goodwill

In connection with the acquisition of Aspan during 2008, the Company recognized the excess of the purchase price over the fair value of net assets acquired as goodwill, all within the Service segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, and expected levels of revenues and earnings.

The Company performed an interim impairment test of its goodwill during the third quarter of 2008 due to events and changes in circumstances that indicated impairment might have occurred. The factor deemed by management to have constituted a triggering event was the decrease in the Company’s stock price relative to the book value of the Company. The Company assigned the goodwill acquired in the acquisition of Aspan to a reporting unit in the Service business segment. The Company estimated fair value using an income approach that compared historical and forecasted revenues and earnings of the reporting unit to the purchase price. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date. Going forward, the Company will perform its annual goodwill impairment testing during the fourth quarter based on third quarter financial information.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Intangible Assets

Intangible assets represent the fair value of a lease agreement and customer relationships and are being amortized over two and five years, respectively. See Note 4 for additional information.

Product Warranty

The Company provides a limited warranty for defects in material or workmanship on the Company’s products and repair services. The warranty periods generally range from one to two years, and involve repairing or replacing any defective component returned within the warranty period. The warranty is limited to the original customer. The Company’s historical material warranty costs have been immaterial since most components used in the Company’s products have warranties with the component suppliers.

Plant Consolidation Costs

The Company recognizes the liability and expense for costs associated with the consolidation discussed in Note 7 at fair value in the period in which the liability was incurred. The one-time termination benefits for terminated associates were expensed ratably over the remaining service period of the associates. The estimated outstanding lease costs on the abandoned facility, which has no future economic benefit to the Company, was recognized and measured at its fair value in the period the Company ceased to use the facility for its intended use. In periods subsequent to the initial estimate of the lease costs on the abandoned facility, changes in the assumptions used to calculate the liability are evaluated, and adjustments to the liability are recognized in the period of change.

Income Taxes

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 did not have a material impact on the Company’s financial position or results of operations upon adoption.

Management provides for income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for income taxes are estimates regarding the deductibility of certain items. In the event the ultimate deductibility of certain items differs from estimates, management may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax asset will not be fully realized.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Life Insurance

The Company has purchased, and is the beneficiary of, a term life insurance policy on a key employee of the Company. The total amount of coverage as of December 31, 2008 was $10,000,000.

Share-Based Payments

The Company expenses the costs resulting from share-based payment transactions over the applicable vesting period based on fair value at the grant date.

Statements of Cash Flows

The Company’s cash flows from operating activities and cash flows from investing activities for the year ended December 31, 2008 exclude non-cash leasehold improvements totaling $201,000. In addition, outstanding checks in excess of funds on deposit are included in accounts payable on the consolidated balance sheets.

3. Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company currently is evaluating the impact of applying EITF 07-5.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP hierarchy”). SFAS 162 will be effective 60 days following the approval by the United States Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to result in a change in its current practices.

In April 2008, the FASB issued Staff Position (“FSP”) FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the new factors to materially change the Company’s current methodologies.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company has not yet applied the provisions of SFAS 157 to

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

the nonfinancial assets and liabilities within the scope of FSP FAS 157-2. However, the Company does not expect such application to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141R establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company currently is evaluating the requirements of SFAS 141R for future business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect the fair value option for eligible items that existed as of January 1, 2008. The Company will assess the fair value election for new financial assets or liabilities on a prospective basis.

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

4. Acquisition

On February 20, 2008, the Company completed the acquisition of all of the equity of Aspan for cash in the amount of $825,000 and 120,051 shares of the Company’s common stock valued at $271,000. The stock value was based on the average price of the Company’s stock over a reasonable period before and after the terms of the acquisition were agreed to and announced. Costs associated with the acquisition, including legal and accounting fees, totaled $233,000. The acquisition allows PDSi to strengthen its global footprint in the repair services business by enabling the Company to better serve current and potential customers with installed bases in the Europe, Middle East and Africa (“EMEA”) regions.

This acquisition was accounted for under the purchase method of accounting. Accordingly, management allocated the purchase price based on various estimates of the fair values of the assets acquired and liabilities assumed as of the date of the acquisition. This allocation resulted in acquired goodwill of $840,000, none of which is deductible for tax purposes.

The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Cash	$122
Accounts receivable	492
Inventory	250
Deferred income taxes	65
Fixed assets	143
Intangible assets	282
Goodwill	840
Accounts payable and other accruals	(865)

Total	$1,329

5. Goodwill

The following table summarizes changes in the carrying value of goodwill for the year ended December 31, 2008:

(in thousands)
Balance as of December 31, 2007	$—
Acquired goodwill	840
Adjustment	(43)

Balance as of December 31, 2008	$797

The current year adjustment relates to the final allocation of the Aspan acquisition purchase price and the impact of foreign currency translation.

6. Debt

On September 30, 2008, the Company entered into an Amended and Restated Loan Agreement (the “Agreement”) with KeyBank National Association (“KeyBank”), providing for a demand line of credit facility (the “Line”) with a maximum line of credit of $8,000,000, subject to borrowing base restrictions. The Agreement

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

replaces the prior Loan Agreement, dated April 8, 2008, between the Company and KeyBank, which provided for an $11,000,000 revolving credit facility (the “Revolving Line,” and together with the Line, the “Debt”). The change in the amount of the line of credit sufficiently supports the Company’s future projected operating cash requirements. The borrowing base is determined as the lesser of (1) $8,000,000 or (2) the sum of 85% of the aggregate amount of eligible receivable accounts, plus 30% of the aggregate amount of eligible inventory, not to exceed $5,000,000.

The Line is evidenced by a Cognovit Promissory Note Demand Line of Credit made by the Company in favor of KeyBank on September 30, 2008. The Line is secured by substantially all of the assets of the Company, as provided for in the Security Agreement entered into between the Company and KeyBank on April 8, 2008.

As of December 31, 2008, the maximum available borrowing base on the Line was $8,000,000, with unused capacity of $2,592,000. As of December 31, 2008 and 2007, the outstanding balance on the Debt was $5,408,000 and $1,585,000, respectively. As of December 31, 2007, the Company had outstanding $4,000,000 on the Term Note, as described below.

The outstanding balance on the Line bears interest monthly at an annual rate equal to either the prime rate plus 2.00% or the overnight London Interbank Offered Rate (“LIBOR”) plus 3.50% (but not less than 5.00%). Use of the prime rate or the overnight LIBOR is at the discretion of the Company. The borrowing rate on the Debt was 3.13% and 7.33% as of December 31, 2008 and 2007, respectively. The weighted average interest rate was 5.04% and 7.62% during the years ended December 31, 2008 and 2007, respectively. In addition, prior to the current Agreement, the unused Debt capacity was subject to a commitment fee of 0.125%, payable quarterly in arrears.

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

The average Debt balances for the years ended December 31, 2008 and 2007 were $6,234,000 and $11,027,000, respectively. The Company paid interest of $288,000 and $824,000 for the years ended December 31, 2008 and 2007, respectively.

The Line is a Demand Line of Credit without a defined term, and the Company does not control when the Line matures. The Company’s ability to maintain access to the Line will be dependent not only upon the Company’s future performance, which will be subject to general economic conditions and financial operations, but upon conditions both external and internal to KeyBank, which may have an impact upon KeyBank’s lending criteria and management of their loan portfolio. As a result, the Company could be forced to seek new financing or capital on a timetable that the Company cannot control. Because of this, the Company is evaluating financing options, both debt and equity. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors.

7. Operating Leases

The Company leases office, warehouse, laboratory and production space under various operating leases. During 2007, the Company amended its lease agreement for a facility in Monrovia, California, which eliminated any future obligation after November 30, 2007. Included in the cost of the lease termination, the Company recorded a

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

receivable for expected rebates from the lessor representing 50% of the net profits on future lease payments received by the lessor through January 10, 2010. The outstanding receivable as of December 31, 2008 was $107,000.

The following table summarizes the Company’s minimum future operating lease payments as of December 31, 2008:

(in thousands)
2009	$782
2010	798
2011	782
2012	603
2013	213

Total	$3,178

Rent expense for operating leases and other month-to-month rental obligations totaled $835,000 and $917,000 for the years ended December 31, 2008 and 2007, respectively.

8. Profit Sharing and 401(k) Savings Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to all employees with a minimum three months of service, and each participant may elect to contribute a portion of their salary, subject to Internal Revenue Service limits.

The Company, at its discretion, may contribute to the employee’s account an amount up to 30% of the first 6% of employee contributions, with an annual maximum match of $4,650 per employee. The amount expensed for the Company match was $104,000 and $51,000 for the years ended December 31, 2008 and 2007, respectively.

9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign countries. There are no federal or state income tax examinations currently underway for these jurisdictions.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31:

(in thousands)	2008	2007
Current:
Federal	$138	$117
Foreign	44	—
State and local	40	(16)

Total current	222	101

Deferred:
Federal	(302)	463
Foreign	(3)	—
State and local	(69)	41

Total deferred	(374)	504

Total income tax expense (benefit)	$(152)	$605

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the years ended December 31:

(dollars in thousands)	2008		2007
	Amount	%	Amount	%
Income tax provision (benefit) at statutory rate	$(174)	(34.0)	$390	34.0
Tax effect of permanent differences	40	7.8	108	9.4
Foreign rate differential	(31)	(6.0)	—	—
State income taxes, net of federal income taxes	7	1.4	23	2.0
Tax rate changes on deferred tax assets/liabilities	—	—	64	5.6
Other, net	6	1.2	20	1.7

Total	$(152)	(29.6)	$605	52.7

The decrease in the effective tax rate for 2008 primarily was due to a reduction in certain permanent differences and a charge in 2007 for a rate reduction in the Company’s deferred tax assets. In addition, in 2008 the Company had foreign income taxed at an effective rate below that of the U.S.

In 2008, the Company paid federal and state income taxes totaling $392,000. In 2007, the Company received refunds for federal and state income taxes totaling $1,075,000, primarily from the Company’s use of a net operating loss carryback for federal purposes. As of December 31, 2008, the Company had utilized all of its federal net operating loss carryforward.

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of December 31:

(in thousands)	2008	2007
Deferred tax assets
Inventory reserves	$821	$498
Net operating loss (state)	96	79
Depreciation and amortization	59	—
Allowance for doubtful accounts	48	44
Uniform capitalization	43	90
Other	103	52

Gross deferred tax assets	1,170	763

Deferred tax liabilities
Prepaids	54	—
Lease rebate	39	118
Depreciation	—	27
Other	2	—

Gross deferred tax liabilities	95	145

Net deferred tax asset	$1,075	$618

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of December 31:

(in thousands)	2008	2007
Current assets
Deferred income taxes	$976	$580
Other assets
Deferred income taxes	99	38

Net deferred tax asset	$1,075	$618

Due to the uncertain economic environment and recent operating results, the Company reviewed its deferred tax assets as of December 31, 2008 to assess whether, in the opinion of management, it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. Based on this analysis, management determined that a deferred tax valuation allowance was not required as of December 31, 2008. The Company can provide no assurance that a deferred tax valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether a deferred tax valuation allowance is warranted.

10. Equity

On December 20, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional investors (the “Investors”) regarding the private placement of 1,250,000 shares of common stock, no par value of the Company, at a price per share of $2.00. As part of the transaction, the Investors received five-year warrants (the “Warrants”) to purchase, in the aggregate, 375,000 additional shares of common stock with an exercise price of $3.03 per share. The Warrants were valued using a Black-Scholes pricing model. Of the net proceeds from the issuance, $375,000 was recorded in additional paid-in capital as the fair value of the Warrants.

This issuance raised gross proceeds of $2,500,000 before payment of transaction expenses. Of that amount, $1,200,000 was used by the Company to complete the Aspan acquisition, which was placed into escrow until the closing of the acquisition in February 2008. A corresponding amount of common stock and warrants were placed into escrow at that time. In February 2008, all escrowed items were released to complete the Aspan acquisition and the financing transaction. The Company recognized the cash as restricted and segregated the amount from cash on the consolidated balance sheets as of December 31, 2007.

In addition, the Company agreed to register the shares of common stock sold to the Investors pursuant to the Purchase Agreement and to use its commercially reasonable efforts to maintain the effectiveness of such registration until the earlier of (1) all of such common stock has been sold by the Investors, or (2) the common stock may be sold without volume restrictions under Rule 144. The Company agreed to file with the SEC a resale registration statement with respect to this registration within 45 days after closing. If certain of its obligations under the Registration Rights Agreement are not met, the Company agreed to make pro-rata liquidated damages payments to each Investor equal to, but not in excess of, 1.0% of the aggregate purchase price for the number of shares of common stock (the “Subscription Amount”) purchased by each Investor during any 30-day period. The maximum aggregate liquidated damages payable to an Investor will be 10% of the aggregate Subscription Amount. In March 2008, the investors and the Company entered into an amendment to the Registration Rights Agreement to waive the registration obligation permanently.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

11. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted EPS for the years ended December 31:

(in thousands, except per share amounts)	2008			2007
	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Net income (loss)	$(361)	$(0.05)	$(0.05)	$543	$0.08	$0.08

Weighted average common shares outstanding - basic	7,806			6,471
Dilutive effect of stock options	—			39

Weighted average common shares outstanding - diluted	7,806			6,510

Potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS for the year ended December 31, 2008 because the effect would have been anti-dilutive.

12. Share-Based Payments

Share-based payment expense for the years ended December 31, 2008 and 2007 was $121,000 ($80,000 net of taxes) and $201,000 ($133,000 net of taxes), respectively, and was recognized as a component of “Operating Expenses” in the consolidated statements of operations.

The Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”) provides for the granting of stock options to employees in which they may purchase, upon vesting, Company common stock at the fair market value at time of grant, with an expiration date ten years from the grant date. If the grantee owns more than 10% of the Company’s stock at the time of grant, the purchase price shall be at least 110% of the fair market value, with an expiration date five years from the grant date. The aggregate number of common shares that may be granted under the Employee Plan increases on the last day of each fiscal year equal to (1) 5% of the Company’s total outstanding shares on such date, or (2) a lesser amount determined by the Company’s Board of Directors. The annual increase in grantable shares was 391,255 and 384,452, or 5% of the outstanding shares as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had 1,105,098 shares available for future grants under the Employee Plan. Incentive options available under the Employee Plan must be granted by May 5, 2015.

The Pinnacle Data Systems, Inc. 2000 Director Stock Option Plan (the “Director Plan”) provides for the granting of stock options to Directors who are not employees of the Company (“Outside Directors”). For stock options granted under the Director Plan, Outside Directors may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. Prior to adoption of the Director Plan, the Company issued stock options to Outside Directors by entering into individual stock option agreements. As of December 31, 2008, the Company had 156,000 shares available for future grants under the Director Plan.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Although the Board of Directors has the authority to set other terms, stock options granted generally are exercisable in one to five years from the date of grant.

The following table summarizes the Company’s outstanding stock options for the year ended December 31, 2008:

	Employee Plan		Director Plan
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,389,200	$2.75	110,000	$2.57
Granted	522,500	1.34	40,000	1.15
Exercised	(16,000)	0.82	—	—
Forfeited	(414,950)	2.82
Expired	(18,000)	1.71	—	—

Outstanding, end of period	1,462,750	2.22	150,000	2.19

The intrinsic value of a stock option is the amount by which the average market value of the underlying stock exceeds the exercise price of the option. Stock options exercised during 2008 had an aggregate intrinsic value of $14,000. As of December 31, 2008, there were 833,583 vested and exercisable stock options with a weighted average exercise price of $2.77, an aggregate intrinsic value of $123,000 and a weighted average remaining contractual term of approximately seven years. As of December 31, 2008, there were 779,167 nonvested stock options with total share-based payment cost not yet recognized of $338,000. The weighted average period over which this cost was expected to be recognized was approximately two years.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted for the years ended December 31:

	2008	2007
Fair value of options granted	$0.84	$1.54
Expected volatility	69.4%	67.3%
Risk-free interest rate	2.5%	4.3%
Expected life (years)	6.2	6.4

A dividend yield of zero was used in the option-pricing model because the Company does not expect to pay dividends on its common stock. Expected volatility was estimated using the Company’s historical stock price volatility over the prior seven-years. The risk-free interest rate was estimated based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximating that of the expected option life. The expected option life was estimated using a weighted average of the Company’s actual experience assuming that outstanding options were exercised at the midpoint of the remaining term.

13. Operating Segments

The Company’s reportable segments are Product and Service. The Product segment includes embedded computing hardware products, ranging from board-level products to fully integrated systems. The Service segment includes service programs provided to global OEMs, including primarily depot repair, warranty management, screening and testing, and remanufacturing. The “Other” line item in the following tables reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, including

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

engineering, finance, human resources, quality systems and executive management. The Company evaluates performance based on the operating results of the Product and Service segments and based on their effectiveness in covering the other administrative expenses of the Company. The Company sells its products and services in the United States and internationally and attributes sales based on shipping point.

The following table summarizes the Company’s segment operating results for the years ended December 31:

(in thousands)	2008	2007
Sales
Product	$52,702	$62,615
Service	10,943	10,782

Total sales	$63,645	$73,397

Gross profit
Product	$9,512	$13,523
Service	2,737	2,504

Total gross profit	$12,249	$16,027

Income (loss) from operations
Product	$5,521	$9,189
Service	945	1,244
Other	(6,670)	(8,404)

Total income (loss) from operations	$(204)	$2,029

The following table summarizes segment assets as of December 31:

(in thousands)	2008	2007
Total assets
Product	$9,780	$14,516
Service	8,477	6,347
Other	3,036	1,610

Total assets	$21,293	$22,473

The following table summarizes sales by geographic region for the years ended December 31:

(in thousands)	2008	2007
Sales
United States	$59,080	$69,997
International	4,565	3,400

Total sales	$63,645	$73,397

The following table summarizes long-lived assets by geographic region as of December 31:

(in thousands)	2008	2007
Long-lived assets
United States	$665	$922
International	1,558	105

Total long-lived assets	$2,223	$1,027

International long-lived assets include $797,000 of goodwill.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and has used the framework set forth in the report, Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in evaluating the effectiveness of the Company’s internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and identified no material weaknesses in internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

No change was made in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s directors, nominees for directors and the executive officers is incorporated by reference to the Company’s proxy statement for the 2008 fiscal year annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2009 Proxy Statement”), under the captions “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Committees and Meetings,” and “Executive Officers”.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the Company’s 2009 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of beneficial owners and management is incorporated by reference to the 2009 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions is incorporated by reference to the 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Committees and Meetings.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company’s principal accounting fees and services is incorporated by reference to the 2009 Proxy Statement under the caption “Independent Registered Public Accountants.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(b)	Exhibits filed with this report are listed in the Index to Exhibits

(c)	Pinnacle Data Systems, Inc. Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: March 20, 2009	By	/S/ MICHAEL R. SAYRE
Michael R. Sayre
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN D. BAIR	Chairman, Chief Technology and Innovation Officer, and Director	March 20, 2009
John D. Bair

/S/ MICHAEL R. SAYRE	President, Chief Executive Officer, (principal executive officer), and Director	March 20, 2009
Michael R. Sayre

CARL J. ASCHINGER, JR.*	Director	February 24, 2009
Carl J. Aschinger, Jr.

BENJAMIN BRUSSELL*	Director	February 24, 2009
Benjamin Brussell

HUGH C. CATHEY*	Director	February 24, 2009
Hugh C. Cathey

THOMAS M. O’LEARY*	Director	February 24, 2009
Thomas M. O’Leary

RALPH V. ROBERTS*	Director	February 24, 2009
Ralph V. Roberts

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/S/ MICHAEL R. SAYRE	March 20, 2009
Michael R. Sayre,
Attorney-in-Fact

PINNACLE DATA SYSTEMS, INC.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2008
Allowance for doubtful accounts	$119	$60	$5	$49	$135
Inventory reserve	2,083	1,438	12	1,167	2,366
Warranty reserve	75	20	—	—	95

Year ended December 31, 2007
Allowance for doubtful accounts	$138	$94	$—	$113	$119
Inventory reserve	1,996	87	—	—	2,083
Warranty reserve	75	—	—	—	75

Amounts are reflected in the consolidated balance sheets as follows as of December 31:

	2008	2007
Deducted from accounts receivable	$135	$119
Deducted from inventory	2,366	2,083
Reported with accrued expenses	95	75

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
3(a)	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

3(b)	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000

3(c)	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2001

3(d)	Amended and Restated Code of Regulations	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006

4(a)	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the Securities and Exchange Commission September 21, 2000

4(b)	Registration Rights Agreement, as amended, between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007

10(a)	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

10(b)	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

10(c)	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

10(d)	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

10(e)	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999

10(f)	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(g)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000

10(h)	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10(i)	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000

10(j)	O.E.M. Supply Agreement between Pinnacle Data Systems, Inc. and Alcatel USA Sourcing L.P. dated February 12, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(k)	Divisional Service Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(l)	Direct Connect VS Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated September 1, 2001	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2002

10(m)	OEM Technology Partner Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003

10(n)	Amendment to Supplier Services Agreement between Pinnacle Data Systems, Inc. and Hewlett-Packard Company dated November 5, 2002	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003

10(o)	Business Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004

10(p)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004

10(q)	Commercial Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004

10(r)	Amendment to Loan Agreement and Allonge to Variable Rate Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 26, 2003	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2004

10(s)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated May 7, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004

10(t)	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc. dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 12, 2004

10(u)	Promissory Note between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10(v)	Commercial Security Agreement between Pinnacle Data Systems Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005

10(w)	Change in Terms Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 28, 2004	Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 23, 2005

10(x)	Third Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, National Association and Pinnacle Data Systems, Inc. dated August 9, 2005	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005

10(y)	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar dated August 12, 2005	Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005

10(z)	Fourth Amendment to Loan Agreement and Allonge to Promissory Note between KeyBank, National Association and Pinnacle Data Systems, Inc. dated December 28, 2005	Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006

10(aa)	Amended and Restated employment agreement between Pinnacle Data Systems, Inc. and John D. Bair dated March 20, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006

10(ab)	Amended and Restated employment agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated March 20, 2006	Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 23, 2006

10(ac)	Sixth Amendment to Loan Agreement and Allonge to Revolving Credit Promissory Note	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006

10(ad)	Seventh Amendment Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated November 13, 2007	Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007

10(ae)	Eighth Amendment Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated August 13, 2007.	Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007

10(af)	Security Purchase Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007

10(ag)	Escrow Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P., and Bank of New York dated December 20, 2007	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10(ah)	Warrant to Purchase Common Stock between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007

10(ai)	Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan	Form S-8, Registration Statement filed with the Securities and Exchange Commission on August 24, 2006

10(aj)	Amendment and Waiver Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated March 26, 2008	Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008

10(ak)	Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2008

10(al)	Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2008

10(am)	Cognovit Promissory Note, Revolving Credit and LIBOR Rate between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2008

10(an)	Employment Agreement between Pinnacle Data Systems, Inc. and Michael Darnell dated April 28, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008

10(ao)	Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated April 28, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008

10(ap)	Employment Agreement between Pinnacle Data Systems, Inc. and Nicholas J. Tomashot dated April 28, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008

10(aq)	Amended and Restated Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated September 30, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008

10(ar)	Cognovit Promissory Note and Demand Line of Credit between Pinnacle Data Systems, Inc. and KeyBank National Association dated September 30, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008

10(as)	First Amendment to Amended and Restated Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 24, 2008	Contained herein

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10(at)	Cognovit Promissory Note and Demand Line of Credit between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 24, 2008	Contained herein

10(au)	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated December 31, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009

10(av)	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and John D. Bair dated December 31, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009

10(aw)	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Nicholas J. Tomashot dated December 31, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009

10(ax)	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Michael Darnell dated December 31, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009

10(ay)	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated December 31, 2008	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009

10(az)	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Ohio dated February 23, 2009	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009

10(aab)	Second Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Ohio dated February 23, 2009	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009

23	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)	Contained herein

24	Powers of Attorney	Contained herein

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2008	Contained herein

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2008	Contained herein

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2008	Contained herein

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2008	Contained herein