Form 10-Q
period 2009-03-31
PINNACLE DATA SYSTEMS INC
filed 2009-05-08
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 6, 2009, the registrant had outstanding 7,825,099 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$142	$282
Accounts receivable, net of allowance for doubtful accounts of $202 and $135, respectively	9,211	11,550
Inventory, net	5,245	5,445
Prepaid expenses and other current assets	1,631	1,793

Total current assets	16,229	19,070

PROPERTY AND EQUIPMENT
Property and equipment, cost	5,802	5,776
Less accumulated depreciation and amortization	(4,850)	(4,717)

Total property and equipment, net	952	1,059

OTHER ASSETS
Goodwill	762	797
Other assets	349	367

Total other assets	1,111	1,164

TOTAL ASSETS	$18,292	$21,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$3,577	$5,408
Accounts payable	4,078	5,156
Unearned revenue	928	138
Other current liabilities	1,311	1,475

Total current liabilities	9,894	12,177

LONG-TERM LIABILITIES
Accrued other	208	221

TOTAL LIABILITIES	10,102	12,398

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,825 shares issued and outstanding	5,769	5,769
Additional paid-in capital	1,839	1,797
Accumulated other comprehensive income (loss)	(103)	(57)
Retained earnings	685	1,386

Total stockholders’ equity	8,190	8,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,292	$21,293

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended March 31,
	2009	2008
Sales	$10,887	$17,193
Cost of sales	8,853	13,462

Gross profit	2,034	3,731
Operating expenses	2,978	3,221

Income (loss) from operations	(944)	510
Other expense
Interest expense	53	91

Income (loss) before income taxes	(997)	419
Income tax expense (benefit)	(296)	155

Net income (loss)	$(701)	$264

Earnings (loss) per common share:
Basic	$(0.09)	$0.03
Diluted	$(0.09)	$0.03

Weighted average common shares outstanding:
Basic	7,825	7,747
Diluted	7,825	7,778

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance - December 31, 2007	7,689	$5,485	$1,676	$—	$1,747	$8,908
Stock options exercised	4	4	—	—	—	4
Stock issued	120	272	—	—	—	272
Share-based payment income	—	—	(40)	—	—	(40)
Comprehensive income, net of taxes:
Net income	—	—	—	—	264	264
Foreign currency exchange gain	—	—	—	63	—	63

Total comprehensive income						327

Balance - March 31, 2008	7,813	$5,761	$1,636	$63	$2,011	$9,471

Balance - December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	42	—	—	42
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(701)	(701)
Foreign currency exchange loss	—	—	—	(46)	—	(46)

Total comprehensive loss						(747)

Balance - March 31, 2009	7,825	$5,769	$1,839	$(103)	$685	$8,190

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(701)	$264

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147	151
Share-based payment expense	42	(40)
Allowance for doubtful accounts	67	16
Inventory reserves	(57)	134
(Increase) decrease in assets:
Accounts receivable	2,257	(2,850)
Inventory	249	(234)
Prepaid expenses and other assets	173	(152)
Increase (decrease) in liabilities:
Accounts payable	(414)	115
Unearned revenue	790	585
Other current liabilities	(178)	(45)

Total adjustments	3,076	(2,320)

Net cash provided by (used in) operating activities	2,375	(2,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44)	(27)
Acquisition, net of cash received	—	(857)
Restricted cash	—	1,200

Net cash provided by (used in) investing activities	(44)	316

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(1,831)	6,072
Payment on short-term note payable	—	(4,000)
Net change in outstanding checks	(635)	(118)
Other	—	4

Net cash provided by (used in) financing activities	(2,466)	1,958

EFFECT OF EXCHANGE RATE ON CASH	(5)	13

INCREASE (DECREASE) IN CASH	(140)	231
Cash at beginning of period	282	54

Cash at end of period	$142	$285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Common stock issued for acquisition	$—	$271

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2009 and 2008

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the accounts of PDSi and Aspan BV, a Netherlands private limited liability company (“Aspan”). On February 20, 2008, the Company acquired all of the equity of Aspan. The acquisition was accounted for under the purchase method of accounting. Accordingly, Aspan’s financial position as of December 31, 2008 and results of operations subsequent to February 16, 2008, the effective date of the transaction, were consolidated with the Company’s financial statements. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Certain items in the condensed consolidated financial statements and related notes have been reclassified to conform to the current presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2008.

Inventory

The following table summarizes the Company’s inventory as of the dates indicated (net of reserves of $2,308,000 and $2,366,000, respectively, as of March 31, 2009 and December 31, 2008):

(in thousands)	March 31, 2009	December 31, 2008
Component parts (raw materials)	$4,531	$4,696
Work-in-process	487	577
Finished goods	227	172

Total inventory	$5,245	$5,445

3. Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The application of EITF 07-5 effective January 1, 2009 did not impact the Company’s financial position or results of operations.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the new factors to materially change the Company’s current methodologies.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). This FSP delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The application of the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2 effective January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

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

4. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted EPS for the three months ended March 31:

	2009			2008
(in thousands, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Net income (loss)	$(701)	$(0.09)	$(0.09)	$264	$0.03	$0.03
Weighted average common shares outstanding – basic	7,825			7,747
Dilutive effect of stock options	—			31

Weighted average common shares outstanding – diluted	7,825			7,778

Potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS for the three months ended March 31, 2009 because the effect would have been anti-dilutive.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

5. Operating Segments

The Company’s reportable segments are Product and Service. The Product segment includes embedded computing hardware products, ranging from board-level products to fully integrated systems. The Service segment includes service programs provided to global original equipment manufacturers, including depot repair, warranty management, screening and testing, and remanufacturing. The “Other” line item in the following tables reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, including engineering, finance, human resources, quality systems and executive management. The Company evaluates Product and Service segment performance based on (1) operating results; (2) effectiveness in covering the other administrative expenses of the Company; and (3) contribution to earnings per share. The Company sells its products and services in the U.S. and internationally and attributes sales based on shipping point.

The following table summarizes the Company’s segment operating results for the three months ended March 31:

(in thousands)	2009	2008
Sales
Product	$8,486	$14,309
Service	2,401	2,884

Total sales	$10,887	$17,193

Gross profit
Product	$1,222	$3,059
Service	812	672

Total gross profit	$2,034	$3,731

Income (loss) from operations
Product	$290	$1,960
Service	232	128
Other	(1,466)	(1,578)

Total income (loss) from operations	$(944)	$510

The following table summarizes segment assets as of the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008
Total assets
Product	$6,964	$9,780
Service	8,440	8,477
Other	2,888	3,036

Total assets	$18,292	$21,293

The following table summarizes sales by geographic region for the three months ended March 31:

(in thousands)	2009	2008
Sales
United States	$10,036	$16,120
International	851	1,073

Total sales	$10,887	$17,193

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008
Long-lived assets
United States	$662	$665
International	1,401	1,558

Total long-lived assets	$2,063	$2,223

International long-lived assets include goodwill of $762,000 and $797,000 as of March 31, 2009 and December 31, 2008, respectively.

6. Subsequent Event

On April 3, 2009, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $9.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: (1) the sum of (a) 85% of the aggregate amount of eligible receivable accounts located within the United States, plus (b) 75% of the aggregate amount of eligible receivable accounts located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000; less (2) the sum of a borrowing base reserve which may be established by Wells Fargo in its sole discretion, plus other indebtedness to Wells Fargo which may occur outside of the Credit Agreement.

The outstanding balance on the Line bears interest monthly at an annual rate, as elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% and the sum of (a) the Wells Fargo daily base rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Line is evidenced by a Revolving Note made by the Company in favor of Wells Fargo and is secured by substantially all of the assets of the Company, as provided for in the Credit Agreement.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital and to repay indebtedness owed to KeyBank National Association (“KeyBank”). Any unused portions of the maximum amount of the Line will be subject to unused Line fees.

On April 3, 2009, in connection with entering into the Credit Agreement described above, the Company terminated the Amended and Restated Loan Agreement by and between the Company and KeyBank dated September 30, 2008 (the “Amended and Restated Loan Agreement”), and as amended by the First Amendment to Amended and Restated Loan Agreement dated December 24, 2008 (the “First Amendment”), and the Second Amendment to Amended and Restated Loan Agreement dated March 26, 2009 (together with the Amended and Restated Loan Agreement and the First Amendment, the “Loan Agreement”).

The Loan Agreement provided for a demand line credit facility in the principal amount of $5.5 million (the “Loan”), subject to borrowing base restrictions. The borrowing base was determined as the sum of: (a) 85% of eligible receivable accounts plus (b) 30% of eligible inventory, but not to exceed $2.5 million. The Loan was evidenced by a Cognovit Promissory Note, and secured by substantially all of the assets of the Company, as provided for in the Security Agreement entered into between the Company and KeyBank on April 8, 2008.

On the date of the termination, the Company made a final payment of all borrowings outstanding under the Loan Agreement. The Company did not incur any early termination penalties in connection with the termination of the Loan Agreement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the fiscal year ending December 31, 2009. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may” and similar expressions identify forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, but are not limited to, the following:

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

The following is management’s discussion and analysis of financial condition and results of operations (“MD&A”) of the Company for the quarters ended March 31, 2009 and 2008. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2008 Annual Report on Form 10-K.

Executive Overview

PDSi is a global provider of specialized embedded computing products and manufacturing services for original equipment manufacturers (“OEMs”) of computer hardware products and products that contain computer hardware. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.” We offer a wide range of technology platforms, including standard and custom-designed products for the defense/aerospace, telecommunications, medical, industrial automation and information technology markets. Our product capabilities range from board-level designs to globally certified, fully integrated systems. Our specialties include long-life, embedded products and unique, customer-centric solutions. We also provide a variety of engineering, manufacturing and reverse logistics services for our global product customers, including custom product design, system integration, repair programs, warranty management and specialized production capabilities. With service centers in the United States, Europe and Asia, PDSi ensures seamless support for the Company’s solutions all around the world, as well as depot repair and reverse logistics programs for the OEMs of other types of computer equipment.

As global credit markets experience extreme volatility and disruption, the Company’s results of operations continue to be materially affected by U.S. and global economic conditions. During the first three months of 2009, the ongoing global economic crisis continued to negatively impact our multi-national OEM customers, and therefore, our business and operating results. As a result, we expect lower sales during 2009 compared to 2008, and we have adjusted our cost structure accordingly. We expect to mitigate the impact of lower sales through labor and facilities expense reduction initiatives and our continued focus on higher-margin business. However, difficult economic conditions may continue to materially adversely affect the Company’s results of operations, financial condition and cash flows.

As a result of current economic conditions, the Company reported a net loss of $701,000, or $0.09 per diluted share, during the quarter ended March 31, 2009 versus net income of $264,000, or $0.03 per diluted share, for the prior year quarter. See below for further discussion of results of operations on a consolidated basis and by reportable segment.

The Company is continuing to take actions to improve operating efficiencies and future results of operations. During the first quarter of 2009, we divided our business development and engineering organizations into two primary groups – the Embedded Products Group and the Services Group. This strategy allows us to vertically align our resources, with each group targeting specific industries and customers with a defined set of products and services. In addition, we believe our alignment of sales and technical resources provides more focus on development of new business opportunities and will provide our customers with better service and responsiveness. This change did not impact the Company’s reportable segments.

Consistent with the Company’s goal of developing new business and providing better service, we successfully completed the acquisition of all of the equity of Aspan B.V., a Netherlands private limited liability company (“Aspan”), during the first quarter of 2008. See Note 4 and Note 10 to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for additional information related to the acquisition of Aspan and the related private equity financing, respectively.

While the Company continues to evaluate viable acquisition opportunities, we do not anticipate any acquisitions in 2009.

Results of Operations

First Quarter – 2009 Compared to 2008

Consolidated Operations

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$10,887	100.0%	$17,193	100.0%	-37%
Cost of sales	8,853	81.3%	13,462	78.3%	-34%

Gross profit	2,034	18.7%	3,731	21.7%	-45%
Operating expenses	2,978	27.4%	3,221	18.7%	-8%

Income (loss) from operations	(944)	-8.7%	510	3.0%	NM
Other expense
Interest expense	53	0.5%	91	0.5%	-42%

Income (loss) before income taxes	(997)	-9.2%	419	2.4%	NM
Income tax expense (benefit)	(296)	-2.7%	155	0.9%	NM

Net income (loss)	$(701)	-6.4%	$264	1.5%	NM

The Company recorded a net loss for the three months ended March 31, 2009 compared to net income in the prior year period, which was primarily due to a 60% decline in Product segment gross profit driven by lower sales. Reduced operating expenses, a 21% increase in Service segment gross profit and lower interest expense partially offset the decline in Product segment performance during the first quarter of 2009.

For the first quarter of 2009, the Company had two customers that generated $4.1 million and $1.6 million, or 38% and 15%, respectively, of total sales. Of the revenues from these customers, 88% and 12% were included in Product and Service segment sales, respectively. For the first quarter of 2008, the Company had two customers that generated $6.1 million and $4.2 million, or 35% and 24%, respectively, of total sales. Of the revenues from these customers, 90% and 10% were included in Product and Service segment sales, respectively.

The Company believes that results of operations will be positively affected as gross profit margins increase through the organic growth of existing customers and other additional global business. Gross margins will vary from program to program, and the mix of programs will vary from quarter to quarter causing gross margin percentages to vary from quarter to quarter. Consequently, it is difficult to predict quarterly gross margins on future sales.

Segment Operations

Product

The following table summarizes the Company’s results of operations for the Product segment for the periods indicated:

	For the Three Months Ended March 31,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$8,486	100.0%	$14,309	100.0%	-41%
Cost of sales	7,264	85.6%	11,250	78.6%	-35%

Gross profit	$1,222	14.4%	$3,059	21.4%	-60%

Product segment gross profit declined primarily due to lower sales driven by softening demand from existing large accounts. Product sales also were impacted by our reduced focus on low-margin business. These factors drove approximately $4.7 million of the decline in Product sales, with lower demand in the telecommunications sector accounting for most of the remaining decrease. The decrease in Product gross profit margin also reflects normal fluctuations in sales mix.

Service

The following table summarizes the Company’s results of operations for the Service segment for the periods indicated:

	For the Three Months Ended March 31,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$2,401	100.0%	$2,884	100.0%	-17%
Cost of sales	1,589	66.2%	2,212	76.7%	-28%

Gross profit	$812	33.8%	$672	23.3%	21%

Higher Service segment gross profit was due to ongoing improvements in the operational efficiency of this segment in conjunction with the positive impact of the Aspan acquisition on repair service business in the Europe, Middle East and Africa region. The decline in Service sales primarily was driven by the effect of slower economic activity on our customers.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from operations and borrow funds at competitive rates to meet operating and growth needs.

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008
Line of credit	$3,577	$5,408

Stockholders’ equity, excluding accumulated other comprehensive loss	8,293	8,952
Accumulated other comprehensive loss	(103)	(57)

Total stockholders’ equity	8,190	8,895

Total capital	$11,767	$14,303

Based on the Company’s historical cash flow and current financial results and our unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s condensed consolidated cash flows for the quarters ended March 31:

(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$2,375	$(2,056)
Net cash provided by (used in) investing activities	(44)	316
Net cash provided by (used in) financing activities	(2,466)	1,958
Effect of exchange rate on cash	(5)	13

Increase (decrease) in cash	(140)	231
Cash at beginning of period	282	54

Cash at end of period	$142	$285

Operating Activities

Net cash provided by operating activities was $2.4 million for the quarter ended March 31, 2009 compared to net cash used in operating activities of $2.1 million for the comparable quarter of 2008. Net income (loss) adjusted for the effects of non-cash items, which primarily include depreciation expense, accounts receivable reserves and inventory reserves, used cash in operating activities of $0.5 million and provided cash in operating activities of $0.5 million in the first quarter of 2009 and 2008, respectively. Changes in working capital provided net cash of $2.9 million for the first quarter of 2009 compared to a net cash outlay of $2.6 million for the first quarter of 2008. Lower accounts receivable and accounts payable in 2009 reflect declining sales volumes and overall business activity compared to the prior year period.

Investing Activities

Net cash used in investing activities was immaterial for the first quarter of 2009 compared to net cash provided by investing activities of $0.3 million for the first quarter of 2008. The Company received $1.2 million in proceeds from a private equity transaction and paid $0.9 million to acquire Aspan during the first quarter of 2008. The private equity funds, which were placed in escrow in December 2007 and classified as restricted cash, were used for the acquisition of Aspan in February 2008.

Financing Activities

Net cash used in financing activities was $2.5 million for the first quarter of 2009 compared to net cash provided by financing activities of $2.0 million for the first quarter of 2008. Financing activity in the current year quarter primarily related to net repayments on the Company’s line of credit. In the prior year quarter, the Company used funding from its line of credit to repay a $4.0 million short-term note and to support the Company’s working capital requirements.

On April 3, 2009, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $9.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: (1) the sum of (a) 85% of the aggregate amount of eligible receivable accounts located within the United States, plus (b) 75% of the aggregate amount of eligible receivable accounts located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000; less (2) the sum of a borrowing base reserve which may be established by Wells Fargo in its sole discretion, plus other indebtedness to Wells Fargo which may occur outside of the Credit Agreement.

The outstanding balance on the Line bears interest monthly at an annual rate, as elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% and the sum of (a) the Wells Fargo daily base rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Line is evidenced by a Revolving Note made by the Company in favor of Wells Fargo and is secured by substantially all of the assets of the Company, as provided for in the Credit Agreement.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital and to repay indebtedness owed to KeyBank National Association (“KeyBank”). Any unused portions of the maximum amount of the Line will be subject to unused Line fees.

On April 3, 2009, in connection with entering into the Credit Agreement described above, the Company terminated the Amended and Restated Loan Agreement by and between the Company and KeyBank dated September 30, 2008 (the “Amended and Restated Loan Agreement”), and as amended by the First Amendment to Amended and Restated Loan Agreement dated December 24, 2008 (the “First Amendment”), and the Second Amendment to Amended and Restated Loan Agreement dated March 26, 2009 (together with the Amended and Restated Loan Agreement and the First Amendment, the “Loan Agreement”).

The Loan Agreement provided for a demand line credit facility in the principal amount of $5.5 million (the “Loan”), subject to borrowing base restrictions. The borrowing base was determined as the sum of: (a) 85% of eligible receivable accounts plus (b) 30% of eligible inventory, but not to exceed $2.5 million. The Loan was evidenced by a Cognovit Promissory Note, and secured by substantially all of the assets of the Company, as provided for in the Security Agreement entered into between the Company and KeyBank on April 8, 2008.

On the date of the termination, the Company made a final payment of all borrowings outstanding under the Loan Agreement. The Company did not incur any early termination penalties in connection with the termination of the Loan Agreement.

Additional financing also may be required to support the future growth plans of the Company, which may include an acquisition strategy of acquiring companies that are similar to or that complement the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by shareholders. The issuance of these shares requires approval of the Company’s Board of Directors. The Company evaluates acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. Acquisition targets may provide large OEM customer relationships that have a potential for additional business through the product synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses. The Company does not anticipate any acquisitions in 2009.

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

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K describes the significant accounting policies and methods used by the Company. See Part I – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a summary of recently issued accounting standards. The Company’s critical accounting policies have not changed materially form those disclosed in the Company’s 2008 Annual Report on Form 10-K.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “Evaluation Date”). The disclosure controls and procedures are to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change was made in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
4	Instruments defining the rights of security holders, including indentures	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.1	Credit and Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association dated April 3, 2009	Current Report on Form 8-K filed with the SEC on April 9, 2009

10.2	Revolving Note between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association dated April 3, 2009	Current Report on Form 8-K filed with the SEC on April 9, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2009	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2009	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2009	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2009	Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.
Date: May 8, 2009	/s/ Michael R. Sayre
Michael R. Sayre
President and Chief Executive Officer
Date: May 8, 2009	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer