Form 10-Q
period 2009-06-30
PINNACLE DATA SYSTEMS INC
filed 2009-08-07
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

On August 5, 2009, the registrant had outstanding 7,825,099 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$94	$282
Accounts receivable, net of allowance for doubtful accounts of $245 and $135, respectively	7,532	11,550
Inventory, net	4,951	5,445
Prepaid expenses and other current assets	1,817	1,793

Total current assets	14,394	19,070

PROPERTY AND EQUIPMENT
Property and equipment, cost	5,907	5,776
Less accumulated depreciation and amortization	(4,963)	(4,717)

Total property and equipment, net	944	1,059

OTHER ASSETS
Goodwill	809	797
Other assets	476	367

Total other assets	1,285	1,164

TOTAL ASSETS	$16,623	$21,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$2,977	$5,408
Accounts payable	3,789	5,156
Unearned revenue	634	138
Other current liabilities	981	1,475

Total current liabilities	8,381	12,177

LONG-TERM LIABILITIES
Accrued other	224	221

TOTAL LIABILITIES	8,605	12,398

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,825 shares issued and outstanding	5,769	5,769
Additional paid-in capital	1,880	1,797
Accumulated other comprehensive income (loss)	(46)	(57)
Retained earnings	415	1,386

Total stockholders’ equity	8,018	8,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,623	$21,293

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$9,038	$14,265	$19,925	$31,458
Cost of sales	7,054	12,621	15,907	26,083

Gross profit	1,984	1,644	4,018	5,375
Operating expenses	2,272	3,133	5,250	6,354

Income (loss) from operations	(288)	(1,489)	(1,232)	(979)
Other expense
Interest expense	49	100	102	191

Income (loss) before income taxes	(337)	(1,589)	(1,334)	(1,170)
Income tax expense (benefit)	(67)	(617)	(363)	(462)

Net income (loss)	$(270)	$(972)	$(971)	$(708)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.12)	$(0.12)	$(0.09)

Basic and diluted weighted average common shares outstanding	7,825	7,814	7,825	7,781

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2007	7,689	$5,485	$1,676	$—	$1,747	$8,908
Stock options exercised	8	6	—	—	—	6
Stock issued	120	272	—	—	—	272
Share-based payment expense	—	—	24	—	—	24
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(708)	(708)
Foreign currency exchange gain	—	—	—	74	—	74

Total comprehensive loss						(634)

Balance – June 30, 2008	7,817	$5,763	$1,700	$74	$1,039	$8,576

Balance – December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	83	—	—	83
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(971)	(971)
Foreign currency exchange gain	—	—	—	11	—	11

Total comprehensive loss						(960)

Balance – June 30, 2009	7,825	$5,769	$1,880	$(46)	$415	$8,018

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(971)	$(708)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	291	313
Share-based payment expense	83	24
Allowance for doubtful accounts	109	32
Inventory reserves	404	903
(Increase) decrease in assets:
Accounts receivable	3,918	1,648
Inventory	94	198
Prepaid expenses and other assets	110	(52)
Income taxes receivable	(79)	(760)
Increase (decrease) in liabilities:
Accounts payable	(1,082)	(455)
Unearned revenue	496	447
Other current liabilities	(533)	(480)

Total adjustments	3,811	1,818

Net cash provided by operating activities	2,840	1,110

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(155)	(113)
Acquisition, net of cash received	—	(937)
Restricted cash	—	1,200

Net cash provided by (used in) investing activities	(155)	150

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,431)	2,959
Payment on short-term note payable	—	(4,000)
Net change in outstanding checks	(264)	2
Other	(181)	7

Net cash used in financing activities	(2,876)	(1,032)

EFFECT OF EXCHANGE RATE ON CASH	3	8

INCREASE (DECREASE) IN CASH	(188)	236
Cash at beginning of period	282	54

Cash at end of period	$94	$290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Common stock issued for acquisition	$—	$271

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009 and 2008

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

On February 20, 2008, the Company acquired all of the equity of Aspan B.V., a private limited liability company located in Tiel, the Netherlands (now known as PDSi B.V., or “PDSi Tiel”). The acquisition was accounted for under the purchase method of accounting. Accordingly, PDSi Tiel’s financial position as of December 31, 2008 and results of operations subsequent to February 16, 2008, the effective date of the transaction, were consolidated with the Company’s financial statements. The Company’s condensed consolidated financial statements include the accounts of PDSi and PDSi Tiel. All significant intercompany balances and transactions have been eliminated.

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

Inventory

The following table summarizes the Company’s inventory as of the dates indicated (net of reserves of $1,737,000 and $2,366,000, respectively, as of June 30, 2009 and December 31, 2008):

(in thousands)	June 30, 2009	December 31, 2008
Component parts (raw materials)	$4,457	$4,696
Work-in-process	277	577
Finished goods	217	172

Total inventory	$4,951	$5,445

Goodwill

In connection with the acquisition of PDSi Tiel during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, and expected levels of revenues and earnings.

Due to the operating losses at the Company and reporting unit levels for the six months ended June 30, 2009, the Company determined that a triggering event had occurred. Accordingly, the Company performed an interim goodwill impairment test during the second quarter of 2009. The Company estimated the implied fair value of goodwill using a net present value methodology dependent on significant assumptions related to estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the Company’s model were based on planned growth with an assumed perpetual growth rate. The capitalization rates were based on the Company’s current cost of debt and equity capital, and tax rates were maintained at current levels. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date.

The Company will perform its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

3. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“Codification”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the Codification to result in a change in its current practices.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 addresses: 1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), that are not consistent with the original intent and key requirements of SFAS 140; and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 must be applied to transfers occurring on or after the effective date. The Company currently is evaluating the requirements of SFAS 166 for future transactions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Entities should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 during the quarter ended June 30, 2009. See Note 7 for a discussion of the Company’s evaluation of subsequent event transactions.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R establishes principles and requirements for how an acquiring entity: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company currently is evaluating the requirements of SFAS 141R for future business combinations.

4. Line of Credit

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

The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30, 2009. The Line is evidenced by a Revolving Note made by the Company in favor of Wells Fargo and is secured by substantially all of the assets of the Company, as provided for in the Credit Agreement.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital. Any unused portions of the maximum amount of the Line are subject to unused Line fees.

On April 3, 2009, in connection with entering into the Credit Agreement described above, the Company terminated the Amended and Restated Loan Agreement by and between the Company and KeyBank National Association (“KeyBank”) dated September 30, 2008 (the “Amended and Restated Loan Agreement”), and as amended by the First Amendment to Amended and Restated Loan Agreement dated December 24, 2008 (the “First Amendment”), and the Second Amendment to Amended and Restated Loan Agreement dated March 26, 2009 (together with the Amended and Restated Loan Agreement and the First Amendment, the “Loan Agreement”).

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

5. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive. As a result of the Company’s net losses for the three-month and six-month periods ended June 30, 2009 and 2008, the effect of potential common shares arising from share-based employee compensation plans would have been anti-dilutive and thus were excluded from the computation of diluted EPS for all periods presented.

6. Segment Information

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

The following table summarizes the Company’s segment operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Sales
Product	$6,599	$11,493	$15,085	$25,802
Service	2,439	2,772	4,840	5,656

Total sales	$9,038	$14,265	$19,925	$31,458

Gross profit
Product	$1,211	$1,041	$2,433	$4,100
Service	773	603	1,585	1,275

Total gross profit	$1,984	$1,644	$4,018	$5,375

Income (loss) from operations
Product	$660	$50	$950	$2,010
Service	278	184	510	312
Other	(1,226)	(1,723)	(2,692)	(3,301)

Total income (loss) from operations	$(288)	$(1,489)	$(1,232)	$(979)

The following table summarizes segment assets as of the dates indicated:

(in thousands)	June 30, 2009	December 31, 2008
Product	$7,991	$9,780
Service	5,488	8,477
Other	3,144	3,036

Total	$16,623	$21,293

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes sales by geographic region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
United States	$8,252	$12,927	$18,288	$29,047
International	786	1,338	1,637	2,411

Total	$9,038	$14,265	$19,925	$31,458

The following table summarizes long-lived assets by geographic region as of the dates indicated:

	June 30,	December 31,
(in thousands)	2009	2008
United States	$681	$665
International	1,548	1,558

Total	$2,229	$2,223

International long-lived assets include goodwill of $809,000 and $797,000 as of June 30, 2009 and December 31, 2008, respectively.

7. Subsequent Events

The Company evaluated subsequent events through August 7, 2009, the date these condensed consolidated financial statements were filed with the SEC, and determined that none required disclosure.

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2008 Annual Report on Form 10-K.

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

During the first six months of 2009, ongoing U.S. and global economic conditions continued to negatively affect our existing multi-national OEM customers, and therefore, our business and operating results. As a result, we expect continued lower sales during 2009 compared to 2008, and have adjusted our cost structure accordingly. We expect to mitigate the impact of lower sales by continuing to focus on higher margin embedded products sold into the defense industry and service business, both of which are less affected by these economic conditions, as well as through labor and facilities cost reduction initiatives. However, difficult economic conditions may continue to materially adversely affect the Company’s results of operations, financial condition and cash flows.

The Company reported a net loss of $270,000, or $0.03 per diluted share, during the quarter ended June 30, 2009 compared to a net loss of $972,000, or $0.12 per diluted share, for the prior year quarter. The Company reported a net loss of $971,000, or $0.12 per diluted share, during the six months ended June 30, 2009 versus a net loss of $708,000, or $0.09 per diluted share, for the prior year period. See below for further discussion of consolidated and reportable segment results of operations for the three-month and six-month periods ended June 30, 2009 and 2008.

The Company is continuing to take actions to improve operating efficiencies and future results of operations. During the first quarter of 2009, we divided our business development and engineering organizations into two primary groups – the Embedded Products Group and the Services Group. This strategy allows us to vertically align our resources, with each group targeting specific industries and customers with a defined set of products and services. In addition, we believe our alignment of sales and technical resources provides more focus on development of new business opportunities, while providing our customers with better service and responsiveness. This realignment of resources did not change the Company’s reportable segments.

We believe our operating results will improve as gross profit margins increase due to several factors. First, we expect the continued decline of lower margin integration business. In addition, we anticipate organic growth through new embedded product and related service offerings sold to current and new customers in markets in which higher value is rewarded with higher margins. Lastly, we expect our global service business to continue to grow. Gross margins will vary from program to program, and the mix of programs will vary each quarter, driving quarterly gross margin percentage fluctuations. Consequently, it is difficult to predict quarterly gross margins on future sales. However, we believe gross margins should continue to trend up over the next few years.

Consistent with the Company’s goals of developing new business and providing more cost effective in-region services, we successfully completed the acquisition of all of the equity of Aspan B.V., a private limited liability company located in Tiel, the Netherlands (now known as PDSi B.V., or “PDSi Tiel”), during the first quarter of 2008. See Note 4 and Note 10 to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for additional information related to the acquisition of PDSi Tiel and the related private equity financing, respectively.

While the Company continues to evaluate viable acquisition opportunities, currently we do not anticipate any acquisitions in 2009.

Results of Operations

Consolidated Operations

Second Quarter – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three Months Ended June 30,				% Change
	2009	% of Sales	2008	% of Sales
Sales	$9,038	100.0%	$14,265	100.0%	-37%
Cost of sales	7,054	78.0%	12,621	88.5%	-44%

Gross profit	1,984	22.0%	1,644	11.5%	21%
Operating expenses	2,272	25.1%	3,133	22.0%	-27%

Income (loss) from operations	(288)	-3.2%	(1,489)	-10.4%	NM
Other expense
Interest expense	49	0.5%	100	0.7%	-51%

Income (loss) before income taxes	(337)	-3.7%	(1,589)	-11.1%	NM
Income tax expense (benefit)	(67)	-0.7%	(617)	-4.3%	NM

Net income (loss)	$(270)	-3.0%	$(972)	-6.8%	NM

The lower net loss for the quarter ended June 30, 2009 compared to the prior year quarter was largely due to the impact on gross profit in the second quarter of 2008 of a one-time non-cash inventory valuation adjustment totaling $720,000 pre-tax. In addition, operating expenses during the prior year quarter included $115,000 of expenses associated with the termination of a facility lease in Monrovia, California. Excluding the inventory valuation adjustment mentioned above, gross profit declined 16% primarily due to lower Product segment sales. However, Product segment gross profit as a percentage of sales improved, reflecting an improved mix of business toward higher margin products, reductions in overhead expenses in response to reduced sales levels, and margin improvements on existing products. The decline in Product segment performance during the second quarter of 2009 was more than offset by a 27% decrease in operating expenses reflecting cost reduction actions taken over the last several quarters, a 28% increase in Service segment gross profit and lower interest expense.

For the second quarter of 2009, the Company had two customers that generated $2.4 million and $2.1 million, or 26% and 23%, respectively, of total sales. Of the revenues from these customers, 85% and 15% were included in Product and Service segment sales, respectively. For the second quarter of 2008, the Company had two customers that generated $7.0 million and $1.5 million, or 49% and 10%, respectively, of total sales. Of the revenues from these customers, 90% and 10% were included in Product and Service segment sales, respectively.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six Months Ended June 30,				% Change
	2009	% of Sales	2008	% of Sales
Sales	$19,925	100.0%	$31,458	100.0%	-37%
Cost of sales	15,907	79.8%	26,083	82.9%	-39%

Gross profit	4,018	20.2%	5,375	17.1%	-25%
Operating expenses	5,250	26.3%	6,354	20.2%	-17%

Income (loss) from operations	(1,232)	-6.2%	(979)	-3.1%	NM
Other expense
Interest expense	102	0.5%	191	0.6%	-47%

Income (loss) before income taxes	(1,334)	-6.7%	(1,170)	-3.7%	NM
Income tax expense (benefit)	(363)	-1.8%	(462)	-1.5%	NM

Net income (loss)	$(971)	-4.9%	$(708)	-2.3%	NM

The higher net loss for the six months ended June 30, 2009 compared to the prior year period was driven by a 41% decline in Product segment gross profit due to a comparable drop in sales. The prior year period also includes the impact of the inventory valuation adjustment in the second quarter of 2008 described previously. Reduced operating expenses, a 24% increase in Service segment gross profit and lower interest expense partially offset the decline in Product segment performance during the first six months of 2009.

For the first six months of 2009, the Company had two customers that generated $6.5 million and $3.8 million, or 33% and 19%, respectively, of total sales. Of the revenues from these customers, 86% and 14% were included in Product and Service segment sales, respectively. For the first six months of 2008, the Company had two customers that generated $13.1 million and $5.0 million, or 42% and 16%, respectively, of total sales. Of the revenues from these customers, 91% and 9% were included in Product and Service segment sales, respectively.

Segment Operations

Product

Second Quarter – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Product segment for the periods indicated:

	Three Months Ended June 30,				% Change
	2009	% of Sales	2008	% of Sales
Sales	$6,599	100.0%	$11,493	100.0%	-43%
Cost of sales	5,388	81.6%	10,452	90.9%	-48%

Gross profit	$1,211	18.4%	$1,041	9.1%	16%

Product segment gross profit increased due to the aforementioned $720,000 inventory valuation adjustment in the second quarter of 2008. Excluding this adjustment, gross profit fell 32% due to lower sales driven by softening demand from existing large accounts and our reduced focus on lower margin business. These factors accounted for approximately $4.5 million of the decline in Product sales. However, excluding the inventory valuation adjustment mentioned above, and despite lower fixed cost coverage, gross profit as a percentage of sales improved to 18% in 2009 from an adjusted 15% in 2008, reflecting an improved mix of business toward higher margin products, reductions in overhead expenses in response to reduced sales levels, and margin improvements on existing products.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Product segment for the periods indicated:

	Six Months Ended June 30,				% Change
	2009	% of Sales	2008	% of Sales
Sales	$15,085	100.0%	$25,802	100.0%	-42%
Cost of sales	12,652	83.9%	21,702	84.1%	-42%

Gross profit	$2,433	16.1%	$4,100	15.9%	-41%

Product segment gross profit declined primarily due to lower sales attributable to softening demand from existing large accounts and our reduced focus on lower margin business, which drove approximately $9.2 million of the decrease in Product sales. Lower telecommunications sector demand accounted for most of the remaining shortfall. The prior year period also includes the impact of the inventory valuation adjustment in the second quarter of 2008 described previously. Excluding this adjustment, gross profit as a percentage of sales declined to 16% in 2009 from an adjusted 19% in 2008, reflecting the timing of overhead cost reductions in the current year in response to lower overall sales levels, as well as a favorable product mix in the first quarter of 2008 that included a high-margin end-of-life sale to a large OEM.

Service

Second Quarter – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Service segment for the periods indicated:

	Three Months Ended June 30,				% Change
	2009	% of Sales	2008	% of Sales
Sales	$2,439	100.0%	$2,772	100.0%	-12%
Cost of sales	1,666	68.3%	2,169	78.2%	-23%

Gross profit	$773	31.7%	$603	21.8%	28%

The increase in Service segment gross profit was driven by ongoing operational efficiency gains in this segment, our continued shift toward higher margin sales, and improved margins on existing business. Lower Service sales reflect the impact of customers working off service spares inventories during the second quarter of 2009 in response to slower global economic activity.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Service segment for the periods indicated:

	Six Months Ended June 30,				% Change
	2009	% of Sales	2008	% of Sales
Sales	$4,840	100.0%	$5,656	100.0%	-14%
Cost of sales	3,255	67.3%	4,381	77.5%	-26%

Gross profit	$1,585	32.7%	$1,275	22.5%	24%

Higher Service segment gross profit primarily was due to ongoing improvements in the operational efficiency of this segment, combined with our continued shift toward higher margin sales and improved margins on existing business. The decline in Service sales was driven by customers working off service spares inventories in the first half of 2009 in response to slower global economic activity.

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

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	June 30, 2009	December 31, 2008
Line of credit	$2,977	$5,408

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	8,064	8,952
Accumulated other comprehensive income (loss)	(46)	(57)

Total stockholders’ equity	8,018	8,895

Total capital	$10,995	$14,303

Based on the Company’s historical cash flow, current financial results and unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s condensed consolidated cash flows for the six months ended June 30:

(in thousands)	2009	2008
Net cash provided by operating activities	$2,840	$1,110
Net cash provided by (used in) investing activities	(155)	150
Net cash provided by (used in) financing activities	(2,876)	(1,032)
Effect of exchange rate on cash	3	8

Increase (decrease) in cash	(188)	236
Cash at beginning of period	282	54

Cash at end of period	$94	$290

Operating Activities

Net cash provided by operating activities was $2.8 million for the first six months of 2009 compared to $1.1 million for the comparable period of 2008. Net income (loss) adjusted for the effects of non-cash items, which primarily include depreciation expense and inventory reserves, totaled ($0.1) million and $0.6 million in the first six months of 2009 and 2008, respectively. Changes in working capital provided net cash of $2.9 million for the first six months of 2009 compared to $0.5 million for the comparable period of 2008. Lower accounts receivable, inventory and accounts payable in 2009 reflect declining sales volumes and overall business activity compared to the prior year period.

Investing Activities

Net cash used in investing activities was $0.2 million for the first six months of 2009 compared to net cash provided by investing activities of $0.2 million for the comparable period of 2008. The Company used $1.2 million in proceeds from a private equity transaction to acquire PDSi Tiel in February 2008. The private equity funds were placed in escrow in December 2007 and classified as restricted cash. During the first quarter of 2008 the restricted cash was released, and $0.9 million was paid to acquire PDSi Tiel.

Financing Activities

Net cash used in financing activities was $2.9 million for the first six months of 2009 compared to $1.0 million for the comparable period of 2008. Financing activity in the current year period primarily related to net repayments on the Company’s lines of credit. In the prior year period, the net $1.0 million in cash used in financing activities included the Company’s repayment of a $4.0 million short-term note and $3.0 million in net borrowings on its line of credit to support the Company’s working capital requirements.

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

The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30, 2009. The Line is evidenced by a Revolving Note made by the Company in favor of Wells Fargo and is secured by substantially all of the assets of the Company, as provided for in the Credit Agreement.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital. Any unused portions of the maximum amount of the Line are subject to unused Line fees.

On April 3, 2009, in connection with entering into the Credit Agreement described above, the Company terminated the Amended and Restated Loan Agreement by and between the Company and KeyBank National Association (“KeyBank”) dated September 30, 2008 (the “Amended and Restated Loan Agreement”), and as amended by the First Amendment to Amended and Restated Loan Agreement dated December 24, 2008 (the “First Amendment”), and the Second Amendment to Amended and Restated Loan Agreement dated March 26, 2009 (together with the Amended and Restated Loan Agreement and the First Amendment, the “Loan Agreement”).

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

Additional financing also may be required to support the future growth plans of the Company, which may include an acquisition strategy of acquiring companies that are similar to or that complement the Company. The Company’s acquisition strategy may be financed by the issuance of additional common or preferred stock that has been previously authorized by shareholders. The issuance of these shares requires approval of the Company’s Board of Directors. The Company evaluates acquisition targets based on similar or complementary services as currently provided by the Company that will be accretive within one year thereafter. Acquisition targets may provide large OEM customer relationships that have a potential for additional business through the product synergies of the combined company (which may not be attainable by either company on their own) and/or bring resources, in terms of people, processes and/or systems, that increase the scalability of the combined businesses. The Company currently does not anticipate any acquisitions in 2009.

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

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K describes the significant accounting policies and methods used by the Company. See Part I – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a summary of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K. However, disclosed below are the results of the Company’s interim goodwill impairment test performed as of June 30, 2009.

Goodwill

In connection with the acquisition of PDSi Tiel during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, and expected levels of revenues and earnings.

Due to the operating losses at the Company and reporting unit levels for the six months ended June 30, 2009, the Company determined that a triggering event had occurred. Accordingly, the Company performed an interim goodwill impairment test during the second quarter of 2009. The Company estimated the implied fair value of goodwill using a net present value methodology dependent on significant assumptions related to estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the Company’s model were based on planned growth with an assumed perpetual growth rate. The capitalization rates were based on the Company’s current cost of debt and equity capital, and tax rates were maintained at current levels. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date.

The Company will perform its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

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

Changes in Internal Control Over Financial Reporting

No change was made in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 12, 2009. At that meeting, shareholders voted on the following proposal:

	For	Withheld
Election of Class I Directors to serve a two-year term expiring in 2011 as follows:
Carl J. Aschinger, Jr.	6,106,264	102,536
Hugh C. Cathey	6,082,095	126,705
Benjamin Brussell	6,082,095	126,705

The terms of office of the following Class II Directors continued after the meeting (expiring in 2010): John D. Bair, Thomas M. O’Leary, Ralph V. Roberts and Michael R. Sayre.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
4	Instruments defining the rights of security holders, including indentures	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.1	Credit and Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association dated April 3, 2009	Current Report on Form 8-K filed with the SEC on April 9, 2009

10.2	Revolving Note between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association dated April 3, 2009	Current Report on Form 8-K filed with the SEC on April 9, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2009	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2009	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2009	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2009	Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: August 7, 2009	/s/ Michael R. Sayre
Michael R. Sayre
President and Chief Executive Officer

Date: August 7, 2009	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer