Form 10-Q
period 2009-09-30
PINNACLE DATA SYSTEMS INC
filed 2009-11-16
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

On November 12, 2009, the registrant had outstanding 7,825,099 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$225	$282
Accounts receivable, net of allowance for doubtful accounts of $228 and $135, respectively	5,472	11,550
Inventory, net	4,376	5,445
Prepaid expenses and other current assets	192	1,793

Total current assets	10,265	19,070

PROPERTY AND EQUIPMENT
Property and equipment, cost	5,883	5,776
Less accumulated depreciation and amortization	(4,964)	(4,717)

Total property and equipment, net	919	1,059

OTHER ASSETS
Goodwill	838	797
Other assets	387	367

Total other assets	1,225	1,164

TOTAL ASSETS	$12,409	$21,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,729	$5,408
Accounts payable	2,874	5,156
Unearned revenue	351	138
Other current liabilities	1,200	1,475

Total current liabilities	6,154	12,177

LONG-TERM LIABILITIES
Accrued other	235	221

TOTAL LIABILITIES	6,389	12,398

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,825 shares issued and outstanding	5,769	5,769
Additional paid-in capital	1,934	1,797
Accumulated other comprehensive income (loss)	(9)	(57)
Retained earnings (deficit)	(1,674)	1,386

Total stockholders’ equity	6,020	8,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,409	$21,293

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$7,050	$16,098	$26,975	$47,556
Cost of sales	5,478	12,871	21,385	38,954

Gross profit	1,572	3,227	5,590	8,602
Operating expenses	2,284	3,122	7,534	9,476

Income (loss) from operations	(712)	105	(1,944)	(874)
Other expense
Interest expense	40	64	142	255

Income (loss) before income taxes	(752)	41	(2,086)	(1,129)
Income tax expense (benefit)	1,337	30	974	(432)

Net income (loss)	$(2,089)	$11	$(3,060)	$(697)

Basic and diluted earnings (loss) per common share	$(0.27)	$0.00	$(0.39)	$(0.09)

Basic and diluted weighted average common shares outstanding	7,825	7,823	7,825	7,798

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2007	7,689	$5,485	$1,676	$—	$1,747	$8,908
Stock options exercised	16	13	—	—	—	13
Stock issued	120	271	—	—	—	271
Share-based payment expense	—	—	75	—	—	75
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(697)	(697)
Foreign currency exchange gain	—	—	—	(53)	—	(53)

Total comprehensive loss						(750)

Balance – September 30, 2008	7,825	$5,769	$1,751	$(53)	$1,050	$8,517

Balance – December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	137	—	—	137
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(3,060)	(3,060)
Foreign currency exchange gain	—	—	—	48	—	48

Total comprehensive loss						(3,012)

Balance – September 30, 2009	7,825	$5,769	$1,934	$(9)	$(1,674)	$6,020

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,060)	$(697)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	423	472
Share-based payment expense	137	75
Allowance for doubtful accounts	140	48
Inventory reserves	572	1,182
Deferred income taxes valuation allowance	1,611	—
Provision for deferred income taxes	—	(81)
(Increase) decrease in assets:
Accounts receivable	5,977	(91)
Inventory	507	1,016
Prepaid expenses and other assets	433	1
Income taxes receivable	(349)	(753)
Increase (decrease) in liabilities:
Accounts payable	(2,237)	(132)
Unearned revenue	213	194
Other current liabilities	(288)	(153)

Total adjustments	7,139	1,778

Net cash provided by operating activities	4,079	1,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(237)	(213)
Acquisition, net of cash received	—	(937)
Restricted cash	—	1,200

Net cash provided by (used in) investing activities	(237)	50

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(3,679)	3,045
Payment on short-term note payable	—	(4,000)
Net change in outstanding checks	(73)	(201)
Other	(155)	13

Net cash used in financing activities	(3,907)	(1,143)

EFFECT OF EXCHANGE RATE ON CASH	8	4

INCREASE (DECREASE) IN CASH	(57)	(8)
Cash at beginning of period	282	54

Cash at end of period	$225	$46

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Common stock issued for acquisition	$—	$271

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2009 and 2008

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

Inventory

The following table summarizes the Company’s inventory as of the dates indicated (net of reserves of $1,904,000 and $2,366,000, respectively, as of September 30, 2009 and December 31, 2008):

(in thousands)	September 30, 2009	December 31, 2008
Component parts (raw materials)	$3,886	$4,696
Work-in-process	286	577
Finished goods	204	172

Total inventory	$4,376	$5,445

Goodwill

In connection with the acquisition of PDSi Tiel during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit also is tested for impairment on an interim basis if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, and expected levels of revenues and earnings.

PINNACLE DATA SYSTEMS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

Management determined that no additional interim impairment testing was warranted during the third quarter of 2009 based on profitability at the reporting unit level for the three months ended September 30, 2009. The Company will perform its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

3. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that codified U.S. GAAP (the “FASB Codification”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the FASB Codification became nonauthoritative. The Company’s adoption of the FASB Codification did not result in a change in its accounting practices. In accordance with recent SEC guidance, the Company will no longer make specific references to accounting standards. Instead, the Company will disclose the current or potential future impact of recently issued accounting standards as applicable. The Company does not expect the adoption of any recently issued accounting standards to have a material impact on its financial position, results of operations or cash flows.

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

The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30, 2009 and September 30, 2009. The Line is evidenced by a Revolving Note made by the Company in favor of Wells Fargo and is secured by substantially all of the assets of the Company, as provided for in the Credit Agreement.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

PINNACLE DATA SYSTEMS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

5. Income Taxes

Due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009, the Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the required GAAP framework, management determined that a valuation allowance was required as of September 30, 2009. Accordingly, the Company established a valuation allowance of approximately $1.6 million against its net deferred tax asset balance, resulting in non-cash income tax expense of approximately $1.3 million for the quarter ended September 30, 2009 despite recording a loss before income taxes for the period.

The Company can provide no assurance that an increase in or a release of the deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether an increase in the valuation allowance is warranted or if the valuation allowance should be released based on sustained future profitability.

6. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive. As a result of the Company’s net losses for the three-month and nine-month periods ended September 30, 2009 and the nine-month period ended September 30, 2008, the effect of potential common shares arising from share-based employee compensation plans would have been anti-dilutive and thus were excluded from the computation of diluted EPS for those periods. In addition, there were no dilutive stock options outstanding during the three months ended September 30, 2008.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

7. Segment Information

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

The following table summarizes the Company’s segment operating results for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
Sales
Product	$4,126	$13,315	$19,211	$39,117
Service	2,924	2,783	7,764	8,439

Total	$7,050	$16,098	$26,975	$47,556

Gross profit
Product	$724	$2,562	$3,157	$6,662
Service	848	665	2,433	1,940

Total	$1,572	$3,227	$5,590	$8,602

Income (loss) from operations
Product	$63	$1,577	$1,013	$3,587
Service	225	263	735	575
Other	(1,000)	(1,735)	(3,692)	(5,036)

Total	$(712)	$105	$(1,944)	$(874)

The following table summarizes segment assets as of the dates indicated:

(in thousands)	September 30, 2009	December 31, 2008
Product	$5,410	$9,780
Service	5,364	8,477
Other	1,635	3,036

Total	$12,409	$21,293

The following table summarizes sales by geographic region for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
United States	$6,018	$14,806	$24,306	$43,853
International	1,032	1,292	2,669	3,703

Total	$7,050	$16,098	$26,975	$47,556

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	September 30, 2009	December 31, 2008
United States	$599	$665
International	1,545	1,558

Total	$2,144	$2,223

International long-lived assets include goodwill of $838,000 and $797,000 as of September 30, 2009 and December 31, 2008, respectively.

8. Subsequent Events

The Company evaluated subsequent events through November 16, 2009, the date these condensed consolidated financial statements were filed with the SEC, and determined that none required disclosure.

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2008 Annual Report on Form 10-K.

Executive Overview

PDSi is a global provider of services and products for original equipment manufacturers (“OEMs”) of computer hardware products and products that contain computer hardware. We serve customers in the telecommunications, imaging, defense/aerospace, medical, semiconductor, industrial automation and information technology markets. We provide a variety of engineering, manufacturing and reverse logistics services for our global OEM customers, including custom product design, system integration, repair programs, warranty management and specialized production capabilities. With service centers in the United States, Europe and Asia, PDSi ensures seamless support for the Company’s solutions all around the world. In addition, our product capabilities range from board-level designs to globally certified, fully integrated systems. Our specialties include long-life computer products and unique, customer-centric solutions. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

During the first nine months of 2009, ongoing U.S. and global economic conditions continued to negatively affect our existing multi-national OEM customers, and therefore, our business and operating results. As a result, we expect continued lower sales during the fourth quarter of 2009 compared to 2008, and we have continued to adjust our cost structure accordingly. We expect to mitigate the impact of lower Product segment sales by focusing on our core Service segment business and current Product segment offerings, reducing our investment in new embedded product development and sales, and flattening our organization structure to reduce overhead costs. However, we are fully supporting our current products and customer programs, as well as maintaining the ability to upgrade those products for their current use. We will focus our sales and marketing efforts in the Service segment and on specialized product integration programs where our highly valued engineering and operational expertise give us distinct competitive advantages. Nevertheless, difficult economic conditions may continue to materially adversely affect the Company’s results of operations, financial condition and cash flows.

The Company reported a net loss of $2,089,000, or $0.27 per diluted share, during the quarter ended September 30, 2009 compared to net income of $11,000, or $0.00 per diluted share, for the prior year quarter. The Company reported a net loss of $3,060,000, or $0.39 per diluted share, during the nine months ended September 30, 2009 versus a net loss of $697,000, or $0.09 per diluted share, for the prior year period. The current year results include the impact of a non-cash deferred tax asset valuation allowance of approximately $1.6 million, or $0.21 per diluted share, recorded during the third quarter of 2009. See below for further discussion of consolidated and reportable segment results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008.

Due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009, the Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the required GAAP framework, management determined that a valuation allowance was required as of September 30, 2009. Accordingly, the Company established a valuation allowance of approximately $1.6 million against its net deferred tax asset balance, resulting in non-cash income tax expense of approximately $1.3 million for the quarter ended September 30, 2009 despite recording a loss before income taxes for the period.

We believe our operating results will improve as gross profit and operating margins increase due to several factors. First, we anticipate organic growth through our existing global service offerings and computer products, and specialized product integration programs sold to current and new customers in markets in which higher value is rewarded with higher margins. In addition, we have managed the Company’s overhead cost structure to focus resources and investment on developing our core services and current product businesses. Gross margins will vary from program to program, and the mix of programs will vary each quarter, driving quarterly gross margin percentage fluctuations. Consequently, it is difficult to predict quarterly gross margins on future sales. However, we believe gross margins should continue to trend up over the next few years.

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

Results of Operations

Consolidated Operations

Third Quarter – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$7,050	100.0%	$16,098	100.0%	-56%
Cost of sales	5,478	77.7%	12,871	80.0%	-57%

Gross profit	1,572	22.3%	3,227	20.0%	-51%
Operating expenses	2,284	32.4%	3,122	19.4%	-27%

Income (loss) from operations	(712)	-10.1%	105	0.7%	NM
Other expense
Interest expense	40	0.6%	64	0.4%	-38%

Income (loss) before income taxes	(752)	-10.7%	41	0.3%	NM
Income tax expense (benefit)	1,337	19.0%	30	0.2%	NM

Net income (loss)	$(2,089)	-29.6%	$11	0.1%	NM

The Company recorded a net loss for the quarter ended September 30, 2009 compared to net income in the prior year quarter. The loss from operations was driven by a 51% decline in gross profit primarily due to lower Product segment sales. In addition, the current year quarter was impacted by the aforementioned non-cash deferred tax valuation allowance of approximately $1.6 million recorded as income tax expense in the current year. These factors partially were offset by a 27% decrease in operating expenses reflecting cost reduction actions taken over the last several quarters, a 28% increase in Service segment gross profit driven by higher sales in the U.S, and lower interest expense.

For the third quarter of 2009, the Company had one customer that generated $2.6 million, or 37%, of total sales. Of the revenues from this customer, 78% and 22% were included in Product and Service segment sales, respectively. For the third quarter of 2008, the Company had two customers that generated $7.3 million and $2.0 million, or 45% and 13%, respectively, of total sales. Of the revenues from these customers, 92% and 8% were included in Product and Service segment sales, respectively.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$26,975	100.0%	$47,556	100.0%	-43%
Cost of sales	21,385	79.3%	38,954	81.9%	-45%

Gross profit	5,590	20.7%	8,602	18.1%	-35%
Operating expenses	7,534	27.9%	9,476	19.9%	-20%

Income (loss) from operations	(1,944)	-7.2%	(874)	-1.8%	NM
Other expense
Interest expense	142	0.5%	255	0.5%	-44%

Income (loss) before income taxes	(2,086)	-7.7%	(1,129)	-2.4%	NM
Income tax expense (benefit)	974	3.6%	(432)	-0.9%	NM

Net income (loss)	$(3,060)	-11.3%	$(697)	-1.5%	NM

The higher net loss for the nine months ended September 30, 2009 compared to the prior year period was driven by a 53% decline in Product segment gross profit due to a comparable decrease in sales. In addition, the current year includes the impact of the aforementioned non-cash deferred tax valuation allowance of approximately $1.6 million recorded as income tax expense during the third quarter of 2009. The prior year period also includes the impact of a one-time non-cash inventory valuation adjustment totaling $720,000 pre-tax in the second quarter of 2008. Reduced operating expenses, a 25% increase in Service segment gross profit and lower interest expense partially offset the decline in Product segment performance during the first nine months of 2009.

For the first nine months of 2009, the Company had two customers that generated $9.1 million and $4.3 million, or 34% and 16%, respectively, of total sales. Of the revenues from these customers, 86% and 14% were included in Product and Service segment sales, respectively. For the first nine months of 2008, the Company had two customers that generated $20.4 million and $7.0 million, or 43% and 15%, respectively, of total sales. Of the revenues from these customers, 90% and 10% were included in Product and Service segment sales, respectively.

Segment Operations

Product

Third Quarter – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Product segment for the periods indicated:

	Three Months Ended September 30,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$4,126	100.0%	$13,315	100.0%	-69%
Cost of sales	3,402	82.5%	10,753	80.8%	-68%

Gross profit	$724	17.5%	$2,562	19.2%	-72%

Product segment gross profit decreased primarily due to lower sales driven by softening demand from existing large accounts in the imaging and telecommunications industries. This factor, combined with our reduced focus on lower margin business, accounted for approximately $4.8 million of the decline in Product sales. In addition, gross profit as a percentage of sales declined due to lower fixed cost coverage despite an improved mix of business toward higher margin products, reductions in overhead expenses in response to reduced sales levels, and margin improvements on existing products.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Product segment for the periods indicated:

	Nine Months Ended September 30,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$19,211	100.0%	$39,117	100.0%	-51%
Cost of sales	16,054	83.6%	32,455	83.0%	-51%

Gross profit	$3,157	16.4%	$6,662	17.0%	-53%

Product segment gross profit declined primarily due to lower sales attributable to softening demand from existing large accounts in the imaging and telecommunications industries. This factor, combined with our reduced focus on lower margin business, accounted for approximately $14.0 million of the decline in Product sales. Lower demand in the telecommunications sector further contributed to the shortfall. The prior year period also includes the impact of the inventory valuation adjustment in the second quarter of 2008 described previously. Excluding this adjustment, gross profit as a percentage of sales declined to 16% in 2009 from an adjusted 19% in 2008, reflecting the timing of overhead cost reductions in the current year in response to lower overall sales levels. In addition, a favorable product mix in the first quarter of 2008 included a high-margin end-of-life sale to a large OEM.

Service

Third Quarter – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Service segment for the periods indicated:

	Three Months Ended September 30,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$2,924	100.0%	$2,783	100.0%	5%
Cost of sales	2,076	71.0%	2,118	76.1%	-2%

Gross profit	$848	29.0%	$665	23.9%	28%

Higher Service segment gross profit primarily was driven by the increase in overall sales. In addition, ongoing operational efficiency gains, our continued shift toward higher margin sales, and improved margins on existing business contributed to the improvement in gross profit as a percentage of sales.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s gross profit for the Service segment for the periods indicated:

	Nine Months Ended September 30,
	2009	% of Sales	2008	% of Sales	% Change
Sales	$7,764	100.0%	$8,439	100.0%	-8%
Cost of sales	5,331	68.7%	6,499	77.0%	-18%

Gross profit	$2,433	31.3%	$1,940	23.0%	25%

The increase in Service segment gross profit primarily was due to ongoing improvements in the operational efficiency of this segment, combined with our continued shift toward higher margin sales and improved margins on existing business. Lower Service sales were driven by customers working off service spares inventories in the first half of 2009 in response to slower global economic activity, partially offset by the 5% year-over-year increase in sales in the third quarter of 2009.

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

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	September 30, 2009	December 31, 2008
Line of credit	$1,729	$5,408

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	6,029	8,952
Accumulated other comprehensive income (loss)	(9)	(57)

Total stockholders’ equity	6,020	8,895

Total capital	$7,749	$14,303

Based on the Company’s historical cash flow, current financial results and unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s condensed consolidated cash flows for the nine months ended September 30:

(in thousands)	2009	2008
Net cash provided by operating activities	$4,079	$1,081
Net cash provided by (used in) investing activities	(237)	50
Net cash used in financing activities	(3,907)	(1,143)
Effect of exchange rate on cash	8	4

Increase (decrease) in cash	(57)	(8)
Cash at beginning of period	282	54

Cash at end of period	$225	$46

Operating Activities

Net cash provided by operating activities was $4.1 million for the first nine months of 2009 compared to $1.1 million for the comparable period of 2008. Net income (loss) adjusted for the effects of non-cash items, which primarily include provision for deferred income taxes, depreciation expense and inventory reserves, totaled ($0.2) million and $1.0 million in the first nine months of 2009 and 2008, respectively. Changes in working capital provided net cash of $4.3 million for the first nine months of 2009 compared to $0.1 million for the comparable period of 2008. Lower accounts receivable, inventory and accounts payable in 2009 generally reflect declining sales volumes and overall business activity compared to the prior year period.

Investing Activities

Net cash used in investing activities was $0.2 million for the first nine months of 2009 compared to net cash provided by investing activities of $0.1 million for the comparable period of 2008. The Company used $1.2 million in proceeds from a private equity transaction to acquire PDSi Tiel in February 2008. The private equity funds were placed in escrow in December 2007 and classified as restricted cash. During the first quarter of 2008 the restricted cash was released, and $0.9 million was paid to acquire PDSi Tiel.

Financing Activities

Net cash used in financing activities was $3.9 million for the first nine months of 2009 compared to $1.1 million for the comparable period of 2008. Financing activity in the current year period primarily related to net repayments on the Company’s lines of credit. In the prior year period, the net $1.1 million in cash used in financing activities included the Company’s repayment of a $4.0 million short-term note and $3.0 million in net borrowings on its line of credit to support the Company’s working capital requirements.

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

The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. The Line is evidenced by a Revolving Note made by the Company in favor of Wells Fargo and is secured by substantially all of the assets of the Company, as provided for in the Credit Agreement.

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

Goodwill

In connection with the acquisition of PDSi Tiel during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit also is tested for impairment on an interim basis if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Management determined that no additional interim impairment testing was warranted during the third quarter of 2009 based on profitability at the reporting unit level for the three months ended September 30, 2009. The Company will perform its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

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

Changes in Internal Control Over Financial Reporting

No change was made in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2009

Contained herein

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2009

Contained herein

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2009

Contained herein

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2009

Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: November 16, 2009	/s/ John D. Bair
John D. Bair President and Chief Executive Officer

Date: November 16, 2009	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot Chief Financial Officer