Form 10-K
period 2009-12-31
PINNACLE DATA SYSTEMS INC
filed 2010-03-12
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2009 computed by reference to the closing sale price per share of the registrant’s common shares on NYSE Amex was $3,337,878.

On March 9, 2010, the registrant had outstanding 7,825,099 common shares without par value, which is the registrant’s only class of common equity.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

PINNACLE DATA SYSTEMS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

SAFE HARBOR STATEMENT

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding Pinnacle Data Systems, Inc. achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the fiscal year ending December 31, 2010. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may” and similar expressions identify forward-looking statements that speak only as of the date of this Annual Report on Form 10-K. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, but are not limited to, the following:

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

About PDSi

PDSi is a global provider of services and products for original equipment manufacturers (“OEMs”) of computer hardware products or products that contain computer hardware.

We provide a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and specialized production capabilities. With service centers in the United States (“U.S.”), Europe and Asia, we ensure seamless support for solutions all around the world, as well as depot repair and reverse logistics programs for the OEMs of other types of computer equipment.

We offer a wide range of technology platforms, including standard and custom-designed products for the telecommunications, imaging, defense/aerospace, medical, industrial automation and information technology (“IT”) markets. Our product capabilities range from board-level designs to globally certified, fully integrated systems. Our specialties include long-life, embedded products and unique, customer-centric solutions.

PDSi’s turnkey product development programs help our customers bring their solutions to market faster and provide comprehensive service for the lifecycle of their products. Leveraging over twenty years of repair experience, as well as our engineering talent and global locations, our depot repair and reverse logistics programs provide innovative, competitively priced and timely in-region services focused on higher value circuit boards and infrastructure products such as servers, network equipment and storage devices.

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

Many of our products are based on the high performance computer processing technologies of Sun Microsystems (“Sun”), Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), three of the world’s leading producers of computer components and systems. Our board-level products incorporate unique designs based on these leading-edge technologies and are engineered into the embedded form factor standards used by these OEMs, such as CompactPCI, ATX, AdvancedTCA and MicroTCA. Our target OEMs for our product design and integration offerings are key players in industries such as telecommunications, imaging, defense/aerospace, medical, industrial automation and IT. These industries are typified as requiring long-lifecycle, high reliability and high performance solutions that have challenging environmental requirements for which commercial off the shelf (“COTS”) products often are unsuitable. Our goal is to develop solutions that address these challenges and meet very specific OEM requirements. Where commercially viable, we seek to develop fully custom products designed to niche requirements not otherwise served by COTS solutions.

These products are sold to OEMs and then typically resold to end-users as components of the OEMs’ final products. OEMs design, engineer, manufacture, assemble, modify and/or integrate computer systems or components to fit their specific application needs. Where a more integrated deliverable is preferred by the OEM, we will leverage our long-standing expertise in system design to combine our products with other third party COTS computer components or peripherals, such as chassis enclosures, power supplies and software, and deliver a turnkey solution. Our goal is for these integrated solutions to contain sufficient content originated by PDSi to create recurring business with customers and to solidify their ongoing perception of value. Thus, we seek to develop OEM relationships that lead to high-value customization and multi-year engagements to deliver turnkey solutions.

As part of our Service business, we offer complete technical service and support for OEM products, with a focus on higher value circuit boards and infrastructure products such as servers, network equipment and storage devices. Services include warranty screening, notional temperance factor testing, repair, inventory management and logistics services, and post-production end-of-life (“EOL”) re-engineering when needed. We operate facilities in North America; the Europe, Middle East and Africa (“EMEA”) region; and the Asia Pacific (“APAC”) region based on common business systems, technical processes, quality systems and IT infrastructure. We provide depot repair and testing services for OEMs seeking to outsource these activities while ensuring they can maintain desired quality and repair turnaround standards. OEM field service organizations ship their suspect non-functioning equipment to our designated depot location for testing and repair. We also manage “advanced-exchange” repair programs where required. We perform our highest volume testing and repair on complex printed circuit boards, systems, data storage devices and other peripheral equipment. For our largest OEM customers, we maintain and share online information management systems that seamlessly connect our companies.

We have a long history of working with legacy equipment and discontinued products. We specialize in servicing products where high mix and declining volumes have become a challenge to others. Our EOL product management service allows our customers to maximize the return on their investment in technology by providing continued support for products either no longer in production or no longer supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and re-certification charges required to integrate new technology into their products. For example, when a computer board manufacturer stops manufacturing a particular board, its OEM customers are left with few alternative sources for the boards they need to continue building or repairing their products. We can provide the boards, purchased from a number of available sources, either new or refurbished, or we can redesign a new board with the same form, fit and function with components that are readily available at the time.

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

We consider our Product and Service segments to be complementary. Our services provide a competitive advantage in selling our products since the entire global infrastructure is already in place to provide high-quality service and support before and after a sale, and new product development keeps our engineers and service technicians on the forefront of technologies that generate new service opportunities.

Customers

We derive a significant amount of our sales from a relatively small number of customers. Our two largest customers combined generated sales of 54% and 60% of total sales during 2009 and 2008, respectively.

While a significant number of our customers are Fortune 500 companies, in 2008 we expanded our marketing and sales efforts to the middle market (companies with less than $5 billion in sales) where we believe our value is recognized and rewarded with higher margins.

The Company’s strategic focus continues to be on growth in the number and diversity of programs within our current customer base, as well as expansion of the total number of customers in that base. However, the Company’s relatively small number of customers can create significant sales volatility. If sales generated by any of our largest customers or other customers that provide meaningful revenues declined significantly without additional product or service business, the results of our operations could be materially adversely affected.

Suppliers

We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by current customer demand. In 2009, three suppliers provided 13%, 12% and 11%, respectively, of the component parts that we purchased to meet our production and service requirements. In 2008, two suppliers provided 16% and 12%, respectively, of the Company’s purchased component parts.

Working Capital

We can be required to carry significant amounts of inventory to meet the production schedules and maintain the repair service obligations of our customers. As requirements for inventory and other working capital grow with an increase in Product and Service revenues, we will continue to evaluate financing alternatives to fund the future growth of the Company and its working capital needs.

Competition

Competition for our embedded computing products comes from other computer products companies (and divisions) such as Curtiss-Wright Embedded Computing, Emerson Embedded Computing, GE Fanuc Intelligent Platforms, Kontron, Radisys and Vadatech. We believe that our technical, service and operational capabilities, coupled with our agility, responsiveness, and willingness to design and build products meeting specific customer requirements, give us a competitive edge and allow us to build long-term relationships.

We market our products and customization services to specific customers and industry niches to minimize competition from larger players, as the cost involved may be prohibitive for our competitors to support the product development, manufacture and service of the smaller volumes typical of our customers’ requirements. We differentiate ourselves from smaller companies through our breadth of service offerings and our global service and distribution capabilities. In addition, we believe we differentiate ourselves from these competitors through the strength of our close relationships with our large OEM partners (Sun, Intel, AMD and others). The level of engineering complexity and after-the-sale service and support on some products reduces competition from value-added resellers of all sizes and geographic coverage, and from COTS products. However, many of our competitors have substantially greater technical, manufacturing, marketing and financial resources to develop and market engineering and manufacturing services or COTS products.

The primary competitive factors in the electronic equipment service industry are price, quality and scope of services provided, which is based, to a large degree, on in-house technical expertise. We compete with the in-house repair centers of OEMs, third party maintenance providers, contract manufacturers (“CMs”) such as Celestica and Flextronics, global repair organizations such as Data Exchange Corp. and Communications Test Design, Inc., and other specialized independent depot repair organizations. CMs can also be a potential customer when they are looking to outsource smaller or more complex repair programs while still maintaining control of their customer relationships (rather than opening a door for that customer to go to a competitor). We believe we differentiate ourselves by offering (1) complete packaged solutions supported by a broad scope of repair and logistics service offerings; (2) programs for more complex, lower volume and EOL products that are not our competitors’ focus or strength; (3) service centers in the North America, EMEA and APAC regions; (4) flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, including registrations under ISO9001, ISO13485 for medical devices, TL9000 for telecommunications equipment, and ISO14001 for our environmental and safety processes; (5) cost-effective solutions to fulfill our customers’ service needs; and (6) experience working with and for a wide variety of technologies and large, well-known OEM customers. However, a number of our competitors have substantially greater technical, manufacturing, marketing and financial resources to develop and market similar services should they choose to do so.

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

The Company is an authorized OEM Technology Partner (“OTP”) of Sun, which entitles us to buy Sun products at specified discounts for the purpose of modifying Sun’s product and/or integrating it into our products for resale to our OEM customers. Either party can terminate without cause or upon default of the agreement as agreed upon in the authorization agreement. The OTP designation, or its predecessor Master Value-Added Integrator (MVAI) designation, was required in product sales of $2.4 million and $2.5 million, or 10% and 5%, of total product sales in 2009 and 2008, respectively.

Research and Development

The Company’s research and development (“R&D”) costs primarily have been customer-sponsored. Any costs not sponsored by a customer are expensed as incurred in operating expenses. Non-sponsored R&D expenses totaled $453,000 and $253,000 for 2009 and 2008, respectively.

Environmental Compliance Costs

Certain facets of our operations involve the use of substances regulated under various federal, state and local laws governing the environment. The liability for environmental remediation and related costs can be significant, although the Company has not incurred any to date. Environmental costs and environmental regulations currently are not material to our results of operations or financial position since we maintain limited quantities of such substances. Similarly, no other federal, state or local laws or regulations are expected to materially impact our results of operations or financial position. The Company is registered under ISO 14001 for environmental compliance.

Employees

As of December 31, 2009, we had 121 full-time employees. We depend on certain key employees and face competition in hiring and retaining qualified employees. We believe we have a good relationship with our employees, none of whom are subject to collective bargaining agreements.

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

The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operations of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Since the Company is an electronic filer, the SEC also maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information filed by the Company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 113,000 square feet of production, warehouse, laboratory and office space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease in May 1999. In February 2009, this lease was amended to extend the lease to July 2012 at reduced annual rates. In addition, the Company leases approximately 52,000 square feet of warehouse and production space in a building located at 6295 Commerce Center Drive, Groveport, Ohio, within two miles of our main Groveport facility. This lease also was amended in February 2009 to extend its term from the original termination date of April 2009 to July 2012 at reduced annual rates.

In November 2008, the Company moved its EMEA operation into approximately 34,000 square feet of leased space located at Morsestraat 26, 4004 JP Tiel, the Netherlands. This location more than doubles the floor space of the previous location in the Netherlands. The initial term of this lease is five years and may be renewed in five-year increments. In November 2008, the Company also moved its APAC operation to approximately 6,000 square feet of leased space at Leahander Centre, 28 Wang Wo Tsai Street, Tsuen Wan, Hong Kong. This location is comparable in size to the operation’s previous location in Hong Kong. The initial term of this lease is two years and may be renewed for an additional year.

The Company’s facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for our current requirements and future growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company periodically becomes involved in claims and legal proceedings that arise in the ordinary course of its business. No pending litigation, individually or collectively, is expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Company’s common stock trades on NYSE Amex under the stock symbol “PNS.” The following table summarizes the range of high and low sales prices of the Company’s common shares on NYSE Amex during 2009 and 2008:

	Market Price
Quarter Ended	High	Low	Closing
March 31, 2009	$0.58	$0.30	$0.51
June 30, 2009	0.75	0.36	0.50
September 30, 2009	0.79	0.46	0.75
December 31, 2009	0.80	0.28	0.47

March 31, 2008	$2.65	$1.20	$1.39
June 30, 2008	2.25	1.40	1.45
September 30, 2008	1.45	0.53	0.66
December 31, 2008	0.80	0.30	0.44

(b)	Holders. On March 9, 2010, there were 82 shareholders of record of the Company’s common stock. Most of the shares of Company common stock not held by officers and directors are held in street name.

(c)	Dividends. During the past five years, the Company has not paid cash dividends. Payments of dividends are within the discretion of our Board of Directors. The Company does not expect to pay dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2009 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under our existing equity compensation plans, including the Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”) and the Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan (the “Directors Plan”).

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	2,127,300	$1.98	3,016,702

(1)	Consists of the Employee Plan and the Directors Plan. The Company does not have any plans that have not been approved by shareholders.
(2)	The aggregate number of common shares that may be granted under the Employee Plan increases on the last day of each fiscal year beginning in 2005 equal to the lesser of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations (“MD&A”) of the Company for the years ended December 31, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes contained in this Annual Report on Form 10-K.

Executive Overview

See Part I, Item 1 – Business – Overview for a complete description of the Company.

Throughout 2009, ongoing U.S. and global economic conditions negatively affected our existing multi-national OEM customers, and therefore, our business and operating results. As a result, we experienced lower sales compared to 2008. During the fourth quarter of 2009, we announced the implementation of a plan to return to profitability in 2010 by focusing on our core Service segment business and current Product segment offerings, and by focusing on customer-funded development of new embedded products. We are fully supporting our current products and customer programs, as well as maintaining the ability to upgrade those products for their current use. We will focus our sales and marketing efforts in the Service segment and on specialized product integration programs where our highly valued engineering and operational expertise give us distinct competitive advantages. This plan aligned PDSi’s operations with this focused growth strategy, and included reductions and changes in senior and mid-level management to flatten the organizational structure and reduce overhead costs. While we believe our recent actions position us well for the future, difficult economic conditions may continue to materially adversely affect the Company’s results of operations, financial condition and cash flows. As described in more detail below, the Company’s 2009 results include charges for severance and inventory reserves associated with implementing these changes.

Among the changes in senior management noted above, the Company’s Board of Directors appointed John D. Bair to the additional positions of President and Chief Executive Officer effective October 30, 2009, responsibilities he previously held from 1996 to 2006. Mr. Bair was one of the original founders of the Company in 1989 and has served as Chairman of the Board since 1996. He will continue to serve as Chief Technology and Innovation Officer.

During the year ended December 31, 2009, the Company reported a net loss of $3,450,000, or $0.44 per diluted share, versus a net loss of $361,000, or $0.05 per diluted share, for 2008. Results for both years were significantly impacted by nonrecurring items, including net charges of $2,515,000 and $843,000 in 2009 and 2008, respectively. First, the current year results included the impact of a non-cash deferred tax asset valuation allowance of $1,611,000, or $0.21 per diluted share, recorded during the third quarter of 2009. Next, the Company recorded severance expenses during 2009 totaling $1,057,000 pre-tax, or $0.14 per diluted share, including $807,000 pre-tax, or $0.10 per diluted share, related to the organizational changes noted above. Further, the aforementioned shift in strategy in late 2009 resulted in inventory write-offs of $138,000 pre-tax, or $0.02 per diluted share. In addition, the Company recorded a tax benefit of $291,000, or $0.04 per diluted share, during the fourth quarter of 2009 due to a change in federal tax law allowing for a longer carryback of net operating losses. Lastly, in the second quarter of 2008 the Company wrote off inventory totaling $720,000 pre-tax, or $0.09 per diluted share, and recorded severance expenses during the third quarter of 2008 of $123,000 pre-tax, or $0.02 per diluted share. See Note 9 to the consolidated financial statements for additional information related to the impact of the valuation allowance on the Company’s effective tax rate, and see below for further discussion of consolidated and reportable segment results of operations for the years ended December 31, 2009 and 2008.

Due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009, the Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the framework required by United States generally accepted accounting principles (“GAAP”), management determined that a valuation allowance was required as of September 30, 2009. Accordingly, the Company established a valuation allowance of $1,611,000 against its net deferred tax asset balance. The valuation allowance was adjusted to $1,571,000 during the fourth quarter of 2009 to reflect the impact of that quarter’s activity.

We believe our operating results will improve as gross profit and operating margins increase due to several factors. First, we have reduced the Company’s overhead cost structure to focus resources and investment on developing our core services and current product businesses. In addition, we anticipate organic growth through our existing global service offerings and computer products, and specialized product integration programs sold to current and new customers in markets in which higher value is rewarded with higher margins. Gross margins will vary from program to program, and the mix of programs will vary each quarter, driving quarterly gross margin percentage fluctuations. Consequently, it is difficult to predict quarterly gross margins on future sales. However, we believe gross margins should continue to trend up over the next few years.

Consistent with the Company’s goals of developing new business and providing more cost effective in-region services, we acquired Aspan B.V., a private limited liability company located in Tiel, the Netherlands (now known as PDSi B.V., or “PDSi Tiel”), during the first quarter of 2008. See Note 4 and Note 10 to the consolidated financial statements for additional information related to the acquisition of PDSi Tiel and the related private equity financing, respectively.

Through its Hong Kong operation, the Company offers repair services in the APAC region with staffing provided through a Joint Cooperation Agreement with E.C. Fix Technology Limited. The Company provides repair services through its three operating sites located in North America (Groveport, Ohio, USA), EMEA (Tiel, the Netherlands) and APAC (Tsuen Wan, Hong Kong).

While the Company may evaluate viable acquisition opportunities, the Company does not anticipate any acquisitions in 2010.

Results of Operations

Consolidated Operations

The following table summarizes the Company’s consolidated results of operations for the years indicated:

	Years Ended December 31,
(dollars in thousands)	2009	% of Sales	2008	% of Sales	% Change
Sales	$35,638	100.0%	$63,645	100.00%	-44%
Cost of sales	28,320	79.5%	51,396	80.8%	-45%

Gross profit	7,318	20.5%	12,249	19.2%	-40%
Operating expenses	9,927	27.9%	12,453	19.6%	-20%

Income (loss) from operations	(2,609)	-7.3%	(204)	-0.3%	NM
Other expense
Interest expense	176	0.5%	309	0.5%	-43%

Income (loss) before income taxes	(2,785)	-7.8%	(513)	-0.8%	NM
Income tax expense (benefit)	665	1.9%	(152)	-0.2%	NM

Net income (loss)	$(3,450)	-9.7%	$(361)	-0.6%	NM

The higher net loss for 2009 compared to the prior year primarily was due to a 61% decline in Product segment gross profit driven by lower sales. In addition, 2009 included a net charge of $2,515,000 due to the aforementioned nonrecurring items (a deferred tax valuation allowance of $1,611,000, severance expenses of $1,057,000 pre-tax, inventory write-downs of $138,000 pre-tax and a tax benefit of $291,000), while 2008 included a net charge of $843,000 pre-tax as described earlier (inventory write-offs of $720,000 and severance expenses of $123,000). The decline in Product segment performance during 2009 partially was offset by lower operating expenses, a 32% increase in Service segment gross profit driven by higher sales and improved margins, and lower interest expense.

For 2009, the Company had two customers that generated $14.5 million and $4.6 million, or 41% and 13%, respectively, of total sales. Of the combined revenues from these customers, 76% and 24% were included in Product and Service segment sales, respectively. For 2008, the Company had two customers that generated $28.7 million and $9.3 million, or 45% and 15%, respectively, of total sales. Of the combined revenues from these customers, 88% and 12% were included in Product and Service segment sales, respectively. While the Company continues to seek new opportunities with existing customers, we anticipate growth from new domestic and international customers, leading to additional customer diversification over time. The decline in concentration of sales to the Company’s two largest customers from 2008 to 2009 reflects lower sales to these customers as well as the Company’s movement toward a broader customer base.

Segment Operations

Product

The following table summarizes the Company’s gross profit for the Product segment for the years indicated:

	Years Ended December 31,
(dollars in thousands)	2009	% of Sales	2008	% of Sales	% Change
Sales	$24,523	100.0%	$52,702	100.0%	-53%
Cost of sales	20,815	84.9%	43,190	82.0%	-52%

Gross profit	$3,708	15.1%	$9,512	18.0%	-61%

Product segment gross profit declined primarily due to lower sales in the imaging and telecommunications industries attributable to softening demand from existing large accounts, combined with our reduced focus on lower margin business. These factors accounted for approximately $16.9 million of the decline in Product sales. Lower demand in the medical sector further contributed to the shortfall. Product segment results also were impacted by the inventory valuation adjustments described previously, including $100,000 in 2009 and $720,000 in 2008. Excluding these adjustments, gross profit as a percentage of sales declined to 16% in 2009 from an adjusted 19% in 2008, reflecting the timing of overhead cost reductions in the current year in response to lower overall sales levels. In addition, favorable product mix in 2008 included a high-margin EOL sale to a large OEM.

Service

The following table summarizes the Company’s gross profit for the Service segment for the years indicated:

	Years Ended December 31,
(dollars in thousands)	2009	% of Sales	2008	% of Sales	% Change
Sales	$11,115	100.0%	$10,943	100.0%	2%
Cost of sales	7,505	67.5%	8,206	75.0%	-9%

Gross profit	$3,610	32.5%	$2,737	25.0%	32%

The increase in Service segment gross profit primarily was due to ongoing improvements in the operational efficiency of this segment, combined with the continued shift toward higher margin sales and improved margins on existing business in both the U.S. and EMEA. Higher annual Service sales were driven by a 33% year-over-year increase in the fourth quarter of 2009, which offset customers working off service spares inventories in the first half of 2009 in response to slower global economic activity. Service segment results for 2009 also were impacted by $38,000 in aforementioned inventory write-offs.

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

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in thousands)	2009	2008
Line of credit	$2,413	$5,408

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	5,617	8,952
Accumulated other comprehensive income (loss)	(29)	(57)

Total stockholders’ equity	5,588	8,895

Total capital	$8,001	$14,303

Based on the Company’s historical cash flow, current financial results and unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s consolidated cash flows for the years ended December 31:

(in thousands)	2009	2008
Net cash provided by operating activities	$4,128	$1,027
Net cash used in investing activities	(287)	(114)
Net cash used in financing activities	(3,804)	(673)
Effect of exchange rate on cash	4	(12)

Increase in cash	41	228
Cash at beginning of year	282	54

Cash at end of year	$323	$282

Operating Activities

Net cash provided by operating activities was $4.1 million in 2009 compared to $1.0 million in 2008. The Company’s net loss adjusted for the effects of non-cash items, which primarily include inventory reserves, depreciation expense and deferred taxes, used cash in operating activities of $0.6 million in 2009 compared to cash provided of $1.5 million in 2008. Changes in working capital provided net cash of $4.7 million in 2009 and required a net cash outlay of $0.5 million in 2008. Net cash provided by operations in 2009 was largely driven by lower accounts receivable and inventory due to the Company’s decline in sales volumes in the current year.

Investing Activities

Net cash used in investing activities was $0.3 million and $0.1 million in 2009 and 2008, respectively. The Company used $1.2 million in proceeds from a private equity transaction to acquire PDSi Tiel in February 2008.

The private equity funds were placed in escrow in December 2007 and classified as restricted cash. During the first quarter of 2008, the restricted cash was released, and $0.9 million was paid to acquire PDSi Tiel.

Financing Activities

Net cash used in financing activities was $3.8 million and $0.7 million in 2009 and 2008, respectively. Financing activity in 2009 primarily related to net repayments on the Company’s lines of credit, reflecting lower working capital needs related to the aforementioned decline in current year sales. Prior year financing activities included the Company’s repayment of a $4.0 million short-term note and $3.8 million in net borrowings on its line of credit to support the Company’s working capital requirements.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s current financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complies with each of the financial covenants described above for both of the fiscal quarters ending December 31, 2009 and March 31, 2010.

The outstanding balance on the Line bears interest monthly at an annual rate, as elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% and the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee. Upon any such termination, the Company would pursue other sources of external financing while relying on internal sources of liquidity, including more aggressive management of working capital, various cost containment measures and a continued focus on higher margin business. There can be no assurance that any new financing options would be at terms as favorable to the Company as current terms or acceptable to the Company or that the Company’s future performance would not be affected negatively by changes in the above factors.

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

The average line of credit balances for the years ended December 31, 2009 and 2008 were $2,893,000 and $6,234,000, respectively. The Company paid interest on lines of credit of $183,000 and $288,000 for the years ended December 31, 2009 and 2008, respectively. The borrowing rate was 6.61% and 3.13% as of December 31, 2009 and 2008, respectively. The weighted average interest rate was 6.21% and 5.04% during the years ended December 31, 2009 and 2008, respectively.

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

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. See Note 3 for a discussion of recently issued accounting standards.

Revenue Recognition

Revenues are recognized when there is (1) persuasive evidence of a sale arrangement; (2) delivery has occurred and title, ownership and risk of loss transfers to the customer; (3) the price is fixed or determinable; and (4) collection is reasonably assured. For product sales, revenue is recognized upon transference of title to the customer. For repair sales, revenue is recognized when repair work is completed, and the item is either returned to the customer or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair terms. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods, which the Company recognizes as revenue on a pro-rata basis over the service period. For an inventory and logistics management program, revenue is recognized in the month in which services are provided. For non-recurring engineering projects, the Company recognizes revenue on a negotiated milestone or percentage-of-completion basis. For certain EOL product management service programs, we may purchase inventory components no longer in production that are necessary for the program based on the customer’s estimated needs, with the agreement that the customer will purchase any remaining items after an agreed upon period. The Company will carry such inventory for a certain period, and upon completion of that period, the Company will sell any remaining inventory to the customer and recognize revenue. Certain customers ask that this inventory remain located at our sites for potential future use in small EOL production runs or in repair programs. These “bill and hold” arrangements typically meet the criteria for revenue recognition because (1) they are entered into at the customer’s request; (2) they are required due to their business purpose to secure a supply of component parts that will no longer be manufactured; (3) title and risk of loss transfers to the customer; and (4) we physically segregate such components from Company-owned inventory.

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

Inventory

Inventory is valued at average cost, not in excess of market. The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts, customer provided forecasts and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown on the consolidated balance sheets.

The Company can provide no assurance that a material adjustment to inventory will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether such an adjustment is warranted.

Goodwill

In connection with the acquisition of PDSi Tiel during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit is also tested for impairment on an interim basis if an event occurs or circumstances change which could more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting unit, including expected levels of revenues and earnings, the method used to determine fair value, and discount rates.

Due to the operating losses at the Company and the PDSi Tiel reporting unit levels for the six months ended June 30, 2009, the Company determined that a triggering event had occurred. Accordingly, the Company performed an interim goodwill impairment test during the second quarter of 2009. The Company estimated the implied fair value of goodwill using a net present value methodology dependent on significant assumptions related to estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the Company’s model were based on planned growth with an assumed perpetual growth rate. The capitalization rates were based on the Company’s current cost of debt and equity capital, and tax rates were maintained at current levels. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date. Management determined that no additional interim impairment testing was warranted during the third quarter of 2009 based on profitability at the reporting unit level for the three months ended September 30, 2009. The Company performed its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. Using a 15% discount rate assumption in its annual impairment testing, the Company estimated that the fair value of the PDSi Tiel reporting unit exceeded its carrying value by approximately 25%. Accordingly, no impairment was warranted.

The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

Income Taxes

Management provides for income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for income taxes are estimates regarding the deductibility of certain items. In the event the ultimate deductibility of certain items differs from estimates, management may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense. The Company had no material uncertain tax positions as of December 31, 2009 and 2008.

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

A valuation allowance is established when it is determined that, based on application of the required GAAP framework, it is more likely than not that the deferred tax asset will not be fully realized. See Item 7 – MD&A – Executive Overview for discussion of the Company’s establishment of a deferred tax asset valuation allowance during 2009. The Company can provide no assurance that a change in the deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether a change in the valuation allowance is warranted or if the valuation allowance should be released based on sustained future profitability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Data Systems, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule of Pinnacle Data Systems, Inc. listed in Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Pinnacle Data System Inc.’s internal control over financial reporting as of December 31, 2009 included in this annual report at Item 9A(T) Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/S/ MCGLADREY & PULLEN, LLP

Chicago, Illinois
March 12, 2010

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$323	$282
Accounts receivable, net of allowance for doubtful accounts of $232 and $135, respectively	5,932	11,550
Inventory, net	3,754	5,445
Prepaid expenses and other current assets	525	1,793

Total current assets	10,534	19,070

PROPERTY AND EQUIPMENT
Property and equipment, cost	5,899	5,776
Less accumulated depreciation and amortization	(5,038)	(4,717)

Total property and equipment, net	861	1,059

OTHER ASSETS
Goodwill	821	797
Other assets	359	367

Total other assets	1,180	1,164

TOTAL ASSETS	$12,575	$21,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$2,413	$5,408
Accounts payable	2,694	5,156
Accrued wages, payroll taxes and employee benefits	1,014	873
Unearned revenue	85	138
Other current liabilities	555	602

Total current liabilities	6,761	12,177

LONG-TERM LIABILITIES
Accrued other	226	221

TOTAL LIABILITIES	6,987	12,398

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,825 shares issued and outstanding	5,769	5,769
Additional paid-in capital	1,912	1,797
Accumulated other comprehensive income (loss)	(29)	(57)
Retained earnings (deficit)	(2,064)	1,386

Total stockholders’ equity	5,588	8,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,575	$21,293

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share)

	For the Years Ended December 31,
	2009	2008
Sales	$35,638	$63,645
Cost of sales	28,320	51,396

Gross profit	7,318	12,249
Operating expenses	9,927	12,453

Income (loss) from operations	(2,609)	(204)
Other expense
Interest expense	176	309

Income (loss) before income taxes	(2,785)	(513)
Income tax expense (benefit)	665	(152)

Net income (loss)	$(3,450)	$(361)

Basic and diluted earnings (loss) per common share	$(0.44)	$(0.05)

Basic and diluted weighted average common shares outstanding	7,825	7,806

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance - December 31, 2007	7,689	$5,485	$1,676	$—	$1,747	$8,908
Stock options exercised	16	13	—	—	—	13
Stock issued in acquisition	120	271	—	—	—	271
Share-based payment expense	—	—	121	—	—	121
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(361)	(361)
Foreign currency translation	—	—	—	(57)	—	(57)

Total comprehensive loss						(418)

Balance - December 31, 2008	7,825	5,769	1,797	(57)	1,386	8,895
Share-based payment expense	—	—	115	—	—	115
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(3,450)	(3,450)
Foreign currency translation	—	—	—	28	—	28

Total comprehensive loss						(3,422)

Balance - December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,450)	$(361)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	169	61
Inventory reserves	1,084	1,438
Depreciation and amortization	538	626
Loss on disposal of equipment	6	25
Provision for deferred income taxes	992	(374)
Share-based payment expense	115	121
(Increase) decrease in assets:
Accounts receivable	5,460	(726)
Inventory	612	1,944
Prepaid expenses and other assets	425	(33)
Income taxes receivable	(45)	(173)
Increase (decrease) in liabilities:
Accounts payable	(1,810)	(1,196)
Unearned revenue	(53)	1
Other current liabilities	85	(326)

Total adjustments	7,578	1,388

Net cash provided by operating activities	4,128	1,027

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(287)	(378)
Acquisition, net of cash received	—	(936)
Restricted cash	—	1,200

Net cash used in investing activities	(287)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,995)	3,823
Payment on short-term note payable	—	(4,000)
Net change in outstanding checks	(662)	(509)
Other	(147)	13

Net cash used in financing activities	(3,804)	(673)

EFFECT OF EXCHANGE RATE ON CASH	4	(12)

INCREASE IN CASH	41	228
Cash at beginning of period	282	54

Cash at end of period	$323	$282

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

1. Nature of Operations

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) is a global provider of services and products for the telecommunications, imaging, defense/aerospace, medical, semiconductor, industrial automation and information technology markets. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.” PDSi provides a variety of engineering and manufacturing services for global original equipment manufacturers (“OEMs”) requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. With service centers in the United States, Europe and Asia, PDSi ensures seamless support for the Company’s solutions all around the world. In addition to PDSi’s service offerings, the Company’s product capabilities range from board-level designs to globally-certified, fully integrated systems. The Company’s specialties include long-life computer products and unique, customer-centric solutions.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies that materially affect financial reporting are summarized below. The accompanying consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on available facts and circumstances at that time. Management believes the amounts provided are appropriate.

Consolidation Policy

The consolidated financial statements include the accounts of PDSi and PDSi B.V., a private limited liability company formerly known as Aspan B.V. located in Tiel, the Netherlands (“PDSi Tiel”). On February 20, 2008, the Company acquired all of the equity of PDSi Tiel. The acquisition was accounted for under the purchase method of accounting. Accordingly, PDSi Tiel’s financial position as of December 31, 2008 and results of operations subsequent to February 16, 2008, the effective date of the transaction, were consolidated with the Company’s financial statements. See Note 4 for additional information related to this acquisition. All significant intercompany balances and transactions were eliminated.

Foreign Currency Translation

The functional currency for PDSi Tiel is the Euro. For consolidated reporting purposes, assets and liabilities of this operation are translated into U.S. dollars using the foreign exchange rate at the end of the reporting period; income and expense items are translated at the weighted average exchange rates during the reporting period; and equity is translated at the historical exchange rate.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Concentration of Risk

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

For 2009, the Company had two customers that generated $14.5 million and $4.6 million, or 41% and 13%, respectively, of total sales. Of the combined revenues from these customers, 76% and 24% were included in Product and Service segment sales, respectively. In addition, these customers represented 40% and 3%, respectively, of accounts receivable as of December 31, 2009. For 2008, the Company had two customers that generated $28.7 million and $9.3 million, or 45% and 15%, respectively, of total revenues. Of the combined revenues from these customers, 88% and 12% were included in Product and Service sales, respectively. In addition, these customers represented 36% and 15%, respectively, of accounts receivable as of December 31, 2008.

While the Company continues to seek new opportunities with existing customers, the Company anticipates growth from new domestic and international customers, leading to additional customer diversification over time. The decline in concentration of sales to the Company’s two largest customers from 2008 to 2009 reflects lower sales to these customers as well as the Company’s movement toward a broader customer base.

The Company maintains cash balances, which may be in excess of federally insured levels, at large regional financial institutions. The Company monitors cash balances to minimize the risk of loss.

The Company believes all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by current customer demand. In 2009, three suppliers provided 13%, 12% and 11%, respectively, of the component parts that the Company purchased to meet production and service requirements. In 2008, two suppliers provided 16% and 12%, respectively, of the Company’s purchased component parts.

Fair Value of Financial Instruments

The Company estimates fair values of amounts reported in the consolidated balance sheets using available market information and valuation methodologies, as applicable. The carrying amounts of cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to their short-term nature. The carrying amount of the Company’s line of credit approximates fair value due to the variable market interest rate applied to outstanding balances.

Revenue Recognition

Revenues are recognized when there is (1) persuasive evidence of a sale arrangement; (2) delivery has occurred and title, ownership and risk of loss transfers to the customer; (3) the price is fixed or determinable; and (4) collection is reasonably assured. For product sales, revenue is recognized upon transference of title to the customer. For repair sales, revenue is recognized when repair work is completed, and the item is either returned to the customer or returned to a customer-owned inventory location in the Company’s warehouse in accordance with repair terms. For certain repair and maintenance programs, the customer pays a flat fee that covers multiple periods, which the Company recognizes as revenue on a pro-rata basis over the service period. For an inventory and logistics management program, revenue is recognized in the month in which services are provided. For

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

non-recurring engineering projects, the Company recognizes revenue on a negotiated milestone or percentage-of-completion basis. For certain end-of-life (“EOL”) product management service programs, the Company may purchase inventory components no longer in production that are necessary for the program based on the customer’s estimated needs, with the agreement that the customer will purchase any remaining items after an agreed upon period. The Company will carry such inventory for a certain period, and upon completion of that period, the Company will sell any remaining inventory to the customer and recognize revenue. Certain customers ask that this inventory remain located at the Company’s sites for potential future use in small EOL production runs or in repair programs. These “bill and hold” arrangements typically meet the criteria for revenue recognition because (1) they are entered into at the customer’s request; (2) they are required due to their business purpose to secure a supply of component parts that will no longer be manufactured; (3) title and risk of loss transfers to the customer; and (4) the Company physically segregates such components from Company-owned inventory.

Shipping and Handling

Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.

Advertising

The Company engages in nondirect-response advertising programs. Costs are expensed as incurred or, when appropriate, deferred until the advertisement first occurs. The Company’s advertising expense was $58,000 and $81,000 for 2009 and 2008, respectively. The Company had no material deferred advertising costs as of December 31, 2009 and 2008.

Research and Development

The Company’s research and development (“R&D”) costs primarily have been customer-sponsored. Any costs not sponsored by a customer are expensed as incurred in operating expenses. Non-sponsored R&D expenses totaled $453,000 and $253,000 for 2009 and 2008, respectively.

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

Inventory

Inventory is valued at average cost, not in excess of market. The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts, customer provided forecasts and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown on the consolidated balance sheets. As of December 31, 2009 and 2008, the Company provided reserves of $2,404,000 and $2,366,000, respectively, to reduce the carrying value of inventory.

The following table summarizes the Company’s inventory as of December 31 (net of inventory reserves):

(in thousands)	2009	2008
Component parts (raw materials)	$3,289	$4,696
Work-in-process	446	577
Finished goods	19	172

Total inventory	$3,754	$5,445

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated service lives of the respective assets. Leasehold improvements are depreciated over the shorter of useful life or remaining lease term. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from three to seven years. Technology licenses are amortized over their terms. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any related gain or loss is reported in the consolidated statements of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Depreciation expense was $488,000 and $556,000 for 2009 and 2008, respectively.

The following table summarizes the Company’s property and equipment, at cost, as of December 31:

(in thousands)	2009	2008
Computer equipment and related software	$3,610	$3,572
Leasehold improvements	1,047	969
Shop equipment	791	785
Furniture and fixtures	451	450

Total property and equipment, cost	$5,899	$5,776

The Company reviews the value of its long-lived assets, which include property and equipment and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize an impairment loss whenever evidence exists that the carrying value is not recoverable. The Company had no impairment charges in 2009 or 2008.

Goodwill

In connection with the acquisition of PDSi Tiel during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit is also tested for impairment on an interim

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

basis if an event occurs or circumstances change which could more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting unit, including expected levels of revenues and earnings, the method used to determine fair value, and discount rates.

Due to the operating losses at the Company and the PDSi Tiel reporting unit levels for the six months ended June 30, 2009, the Company determined that a triggering event had occurred. Accordingly, the Company performed an interim goodwill impairment test during the second quarter of 2009. The Company estimated the implied fair value of goodwill using a net present value methodology dependent on significant assumptions related to estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the Company’s model were based on planned growth with an assumed perpetual growth rate. The capitalization rates were based on the Company’s current cost of debt and equity capital, and tax rates were maintained at current levels. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date. Management determined that no additional interim impairment testing was warranted during the third quarter of 2009 based on profitability at the reporting unit level for the three months ended September 30, 2009. The Company performed its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. Using a 15% discount rate assumption in its annual impairment testing, the Company estimated that the fair value of the PDSi Tiel reporting unit exceeded its carrying value by approximately 25%. Accordingly, no impairment was warranted.

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

Leases

Certain of the Company’s lease agreements contain escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the term of the lease.

Income Taxes

Management provides for income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for income taxes are estimates regarding the deductibility of certain items. In the event the ultimate deductibility of certain items differs from estimates, management may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense. The Company had no material uncertain tax positions as of December 31, 2009 and 2008.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

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

A valuation allowance is established when it is determined that, based on application of the required GAAP framework, it is more likely than not that the deferred tax asset will not be fully realized. See Note 9 for discussion of the Company’s establishment of a deferred tax asset valuation allowance during 2009.

Life Insurance

The Company has purchased, and is the beneficiary of, a term life insurance policy on a key employee of the Company. The total amount of coverage as of December 31, 2009 was $10,000,000.

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

3. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that codified U.S. GAAP (the “FASB Codification”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the FASB Codification became nonauthoritative. The Company’s adoption of the FASB Codification did not result in a change in its accounting practices. In accordance with recent SEC guidance, the Company no longer makes specific references to accounting standards. Instead, the Company discloses the current or potential future material impact of recently issued accounting standards as applicable. The Company does not expect the adoption of any recently issued accounting standards to have a material impact on its financial position, results of operations or cash flows.

In February 2008, the FASB issued new guidance on the accounting for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). Examples of items to which this new guidance applied include, but were not limited to: (1) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements); and (2) reporting units measured at fair value in the first step of a goodwill impairment test and

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value). The Company’s application of the provisions of this new guidance to its applicable nonfinancial assets and liabilities effective January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

4. Acquisition

On February 20, 2008, the Company acquired all of the equity of PDSi Tiel for cash of $825,000 and 120,051 shares of the Company’s common stock valued at $271,000. The stock value was based on the average price of the Company’s stock over a period before and after the terms of the acquisition were agreed to and announced. Costs associated with the acquisition, including legal and accounting fees, totaled $233,000. The acquisition allowed PDSi to strengthen its global footprint in the repair services business by enabling the Company to better serve current and potential customers with installed bases in the Europe, Middle East and Africa (“EMEA”) region.

This acquisition was accounted for under the purchase method of accounting. Accordingly, management allocated the purchase price based on various estimates of the fair values of the assets acquired and liabilities assumed as of the date of the acquisition. This allocation resulted in acquired goodwill of $840,000, none of which is deductible for tax purposes. See Note 5 for further information on goodwill.

The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Cash	$122
Accounts receivable	492
Inventory	250
Deferred income taxes	65
Fixed assets	143
Intangible assets	282
Goodwill	840
Accounts payable and other accruals	(865)

Total	$1,329

5. Goodwill

The following table summarizes changes in the carrying value of goodwill for the year ended December 31, 2009:

(in thousands)
Balance as of December 31, 2007	$—
Acquired goodwill	840
Adjustment	(43)

Balance as of December 31, 2008	797
Foreign currency translation	24

Balance as of December 31, 2009	$821

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The prior year adjustment relates to the final allocation of the PDSi Tiel acquisition purchase price and the impact of foreign currency translation.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, a minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s current financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complies with each of the financial covenants described above for both of the fiscal quarters ending December 31, 2009 and March 31, 2010.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

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

The average line of credit balances for the years ended December 31, 2009 and 2008 were $2,893,000 and $6,234,000, respectively. The Company paid interest on lines of credit of $183,000 and $288,000 for the years ended December 31, 2009 and 2008, respectively. The borrowing rate was 6.61% and 3.13% as of December 31, 2009 and 2008, respectively. The weighted average interest rate was 6.21% and 5.04% during the years ended December 31, 2009 and 2008, respectively.

7. Operating Leases

The Company leases production, warehouse, laboratory and office space under various operating leases. The Company leases approximately 113,000 square feet of space in a building located in Groveport, Ohio. The Company entered into a ten-year lease in May 1999. In February 2009, this lease was amended to extend the lease to July 2012 at reduced annual rates. In addition, the Company leases approximately 52,000 square feet of warehouse and production space in a building located within two miles of the Company’s main Groveport facility. This lease also was amended in February 2009 to extend its term from the original termination date of April 2009 to July 2012 at reduced annual rates. In November 2008, the Company moved its EMEA operation into approximately 34,000 square feet of leased space located in Tiel, the Netherlands. The initial term of this lease is five years and may be renewed in five-year increments. In November 2008, the Company also moved its APAC operation to approximately 6,000 square feet of leased space in Tsuen Wan, Hong Kong. The initial term of this lease is two years and may be renewed for an additional year.

The following table summarizes the Company’s minimum future payments for operating leases having initial or remaining noncancelable lease terms longer than one year as of December 31, 2009:

(in thousands)
2010	$806
2011	790
2012	611
2013	220

Total	$2,427

Rent expense for operating leases and other month-to-month rental obligations totaled $927,000 and $938,000 for 2009 and 2008, respectively.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

8. Profit Sharing and 401(k) Savings Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to all employees with a minimum three months of service, and each participant may elect to contribute a portion of their salary, subject to Internal Revenue Service limits.

The Company, at its discretion, may contribute to the employee’s account an amount up to 30% of the first 6% of employee contributions, with an annual maximum match of $4,650 per employee. There was no Company match for 2009. The amount expensed for the Company match was $104,000 for 2008.

9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign countries. There are no federal or state income tax examinations currently underway for these jurisdictions. The Company’s federal and state income tax returns for 2006 through 2009 are open tax years.

Due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009, the Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the required GAAP framework, management determined that a valuation allowance was required as of September 30, 2009. Accordingly, the Company established a valuation allowance of $1,611,000 against its net deferred tax asset balance. The valuation allowance was adjusted to $1,571,000 during the fourth quarter of 2009 to reflect the impact of that quarter’s activity. It is at least reasonably possible that a material adjustment to the valuation allowance will occur within one year.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31:

(in thousands)	2009	2008
Current:
Federal	$(281)	$138
Foreign	(52)	44
State and local	6	40

Total current expense (benefit)	(327)	222

Deferred:
Federal	(710)	(302)
Foreign	(3)	(3)
State and local	134	(69)
Valuation allowance	1,571	—

Total deferred expense (benefit)	992	(374)

Total income tax expense (benefit)	$665	$(152)

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the years ended December 31:

	2009		2008
(dollars in thousands)	Amount	%	Amount	%
Income tax provision (benefit) at statutory rate	$(947)	(34.0)	$(174)	(34.0)
Valuation allowance	1,571	56.4	—	—

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

	2009		2008
(dollars in thousands)	Amount	%	Amount	%
Tax effect of permanent differences	38	1.4	40	7.8
Foreign rate differential	37	1.3	(31)	(6.0)
Other, net	(34)	(1.2)	13	2.6

Total	$665	23.9	$(152)	(29.6)

In 2009, the Company received refunds for federal and state income taxes totaling $247,000 primarily from the Company’s use of a net operating loss carryback for federal purposes. In 2008, the Company paid federal and state income taxes totaling $392,000. As of December 31, 2009, the Company had net operating loss carryforwards expiring through December 31, 2029 for federal and state purposes of approximately $1 million and $3.1 million, respectively.

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of December 31:

(in thousands)	2009	2008
Deferred tax assets
Inventory reserves	$893	$821
Net operating loss	480	96
Depreciation and amortization	102	59
Allowance for doubtful accounts	85	48
Uniform capitalization	46	43
Other	99	103

Gross deferred tax assets	1,705	1,170
Less valuation allowance	(1,571)	—

Deferred tax asset	134	1,170

Deferred tax liabilities
Prepaids	44	54
Lease rebate	3	39
Other	13	2

Gross deferred tax liability	60	95

Net deferred tax asset	$74	$1,075

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of December 31:

(in thousands)	2009	2008
Current assets
Deferred income taxes	$22	$976
Other assets
Deferred income taxes	52	99

Net deferred tax asset	$74	$1,075

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

10. Stockholders’ Equity

On December 20, 2007, the Company entered into a securities purchase agreement with selected institutional investors regarding the private placement of 1,250,000 shares of common stock, no par value of the Company, at a price per share of $2.00. As part of the transaction, the investors received five-year warrants to purchase, in the aggregate, 375,000 additional shares of common stock with an exercise price of $3.03 per share. The warrants were valued using a Black-Scholes pricing model. Of the net proceeds from the issuance, $375,000 was recorded in additional paid-in capital as the fair value of the warrants.

This issuance raised gross proceeds of $2,500,000 before payment of transaction expenses. Of that amount, $1,200,000 was used by the Company to complete the PDSi Tiel acquisition, which was placed into escrow until the closing of the acquisition in February 2008. A corresponding amount of common stock and warrants were placed into escrow at that time. In February 2008, all escrowed items were released to complete the PDSi Tiel acquisition and the financing transaction.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) represents the amount of earnings (loss) available to each share of common stock outstanding during the year. Diluted EPS represents the amount of earnings (loss) available to each share of common stock outstanding during the year adjusted for the potential issuance of common shares for stock options, if dilutive. As a result of the Company’s net losses for the years ended December 31, 2009 and 2008, the effect of potential common shares arising from share-based employee compensation plans would have been anti-dilutive and thus were excluded from the computation of diluted EPS.

12. Share-Based Payments

Share-based payment expense for 2009 and 2008 was $115,000 ($76,000, net of taxes) and $121,000 ($80,000, net of taxes), respectively, and was recognized as a component of “Operating Expenses” in the consolidated statements of operations.

The Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “Employee Plan”) provides for the granting of stock options to employees in which they may purchase, upon vesting, Company common stock at the fair market value at time of grant, with an expiration date ten years from the grant date. If the grantee owns more than 10% of the Company’s stock at the time of grant, the purchase price shall be at least 110% of the fair market value, with an expiration date five years from the grant date. The aggregate number of common shares that may be granted under the Employee Plan increases on the last day of each fiscal year equal to (1) 5% of the Company’s total outstanding shares on such date, or (2) a lesser amount determined by the Company’s Board of Directors. The annual increase in grantable shares was 391,255, or 5% of the outstanding shares, as of December 31, 2009 and 2008. As of December 31, 2009, the Company had 2,786,702 shares available for future grants under the Employee Plan. Incentive options available under the Employee Plan must be granted by May 5, 2015.

The Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan (the “Directors Plan”) provides for the granting of stock options to Directors who are not employees of the Company (“Outside Directors”). For stock options granted under the Directors Plan, Outside Directors may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. Prior to adoption of the Directors Plan, the Company issued stock options to Outside Directors by entering into individual stock option agreements. As of December 31, 2009, the Company had 230,000 shares available for future grants under the Directors Plan.

Although the Board of Directors has the authority to set other terms, stock options granted generally are exercisable in one to five years from the date of grant.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The following table summarizes the Company’s outstanding stock options for the year ended December 31, 2009:

	Employee Plan		Directors Plan
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,462,750	$2.22	150,000	$2.19
Granted	665,500	0.50	40,000	0.52
Exercised	—	—	—	—
Forfeited	(164,950)	1.50	—	—
Expired	(26,000)	1.03	—	—

Outstanding, end of year	1,937,300	1.99	190,000	1.84

The intrinsic value of a stock option is the amount by which the average market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2009, there were 943,796 vested and exercisable stock options with a weighted average exercise price of $2.68, an aggregate intrinsic value of $22,000 and a weighted average remaining contractual term of approximately seven years. As of December 31, 2009, there were 1,183,504 nonvested stock options with total share-based payment cost not yet recognized of $149,000. The weighted average period over which this cost was expected to be recognized was approximately two years.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted for the years ended December 31:

	2009	2008
Fair value of options granted	$0.32	$0.84
Expected volatility	71.7%	69.4%
Risk-free interest rate	0.9%	2.5%
Expected life (years)	6.0	6.2

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

13. Segment Information

The Company’s reportable segments are Product and Service. The Product segment includes computing hardware products, ranging from board-level products to globally-certified, fully integrated systems. The Service segment includes service programs provided to global OEMs, including depot repair, warranty management, screening and testing, and remanufacturing. The “Other” line item in the following tables reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, including finance, information technology, human resources and executive management. The Company evaluates performance based on the operating results of the Product and Service segments and based on their effectiveness in covering the other administrative expenses of the Company. The Company sells its products and services in the United States and internationally and attributes sales based on shipping point.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The following table summarizes the Company’s segment operating results for the years ended December 31:

(in thousands)	2009	2008
Sales
Product	$24,523	$52,702
Service	11,115	10,943

Total sales	$35,638	$63,645

Gross profit
Product	$3,708	$9,512
Service	3,610	2,737

Total gross profit	$7,318	$12,249

Income (loss) from operations
Product	$1,164	$5,521
Service	1,447	945
Other	(5,220)	(6,670)

Total income (loss) from operations	$(2,609)	$(204)

The following table summarizes segment assets as of December 31:

(in thousands)	2009	2008
Total assets
Product	$4,305	$9,780
Service	6,314	8,477
Other	1,956	3,036

Total assets	$12,575	$21,293

The following table summarizes sales by geographic region for the years ended December 31:

(in thousands)	2009	2008
Sales
United States	$32,272	$59,080
International	3,366	4,565

Total sales	$35,638	$63,645

The following table summarizes long-lived assets by geographic region as of December 31:

(in thousands)	2009	2008
Long-lived assets
United States	$559	$665
International	1,482	1,558

Total long-lived assets	$2,041	$2,223

International long-lived assets include $821,000 of goodwill as of December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and identified no material weaknesses in internal control over financial reporting. Accordingly, the Company’s internal controls are effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Information about the Company’s directors, nominees for directors and the executive officers is incorporated by reference to the Company’s proxy statement for the 2009 fiscal year annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2010 Proxy Statement”), under the captions “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Committees and Meetings,” and “Executive Officers”.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the Company’s 2010 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of beneficial owners and management is incorporated by reference to the 2010 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions is incorporated by reference to the 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Committees and Meetings.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company’s principal accountant fees and services is incorporated by reference to the 2010 Proxy Statement under the caption “Independent Registered Public Accounting Firms.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(b)	Exhibits filed with this report are listed in the Index to Exhibits

(c)	Pinnacle Data Systems, Inc. Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the information required has been presented in the aforementioned consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: March 12, 2010	By	/S/ JOHN D. BAIR
John D. Bair
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN D. BAIR John D. Bair	Chairman, President, Chief Executive Officer (Principal Executive Officer), and Chief Technology and Innovation Officer	March 12, 2010

/S/ NICHOLAS J. TOMASHOT Nicholas J. Tomashot	Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/S/ BRADLEY E. COLEMAN Bradley E. Coleman	Corporate Controller (Principal Accounting Officer)	March 12, 2010

CARL J. ASCHINGER, JR.* Carl J. Aschinger, Jr.	Director	February 23, 2010

BENJAMIN BRUSSELL* Benjamin Brussell	Director	February 23, 2010

HUGH C. CATHEY* Hugh C. Cathey	Director	February 23, 2010

THOMAS M. O’LEARY* Thomas M. O’Leary	Director	February 23, 2010

RALPH V. ROBERTS* Ralph V. Roberts	Director	February 23, 2010

MICHAEL R. SAYRE* Michael R. Sayre	Director	February 23, 2010

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/S/ JOHN D. BAIR	March 12, 2010
John D. Bair,
Attorney-in-Fact

PINNACLE DATA SYSTEMS, INC.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2009
Allowance for doubtful accounts	$135	$169	$—	$72	$232
Inventory reserve	2,366	1,084	—	1,046	2,404
Warranty reserve	95	—	—	—	95

Year ended December 31, 2008
Allowance for doubtful accounts	$119	$61	$4	$49	$135
Inventory reserve	2,083	1,438	12	1,167	2,366
Warranty reserve	75	20	—	—	95

Amounts are reflected in the consolidated balance sheets as follows as of December 31:

	2009	2008
Deducted from accounts receivable	$232	$135
Deducted from inventory	2,404	2,366
Reported with accrued expenses	95	95

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
3.1	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

3.2	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the SEC September 21, 2000

3.3	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the SEC on August 13, 2001

3.4	Amended and Restated Code of Regulations	Form 10-KSB filed with the SEC on March 30, 2006

4.1	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the SEC September 21, 2000

4.2	Registration Rights Agreement, as amended, between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.1	Technology license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 12, 1994	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.2*	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.3	Development and manufacturing license agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated October 27, 1997	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.4	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.5	Repair services agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.6	Reference Design License Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated May 11, 1999	Annual Report on Form 10-KSB filed with the SEC on March 20, 2002

10.7	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the SEC on March 30, 2000

10.8*	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated February 16, 2000	Annual Report on Form 10-KSB filed with the SEC on March 30, 2000

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10.9*	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the SEC on March 30, 2000

10.10	OEM Technology Partner Agreement between Pinnacle Data Systems, Inc. and Sun Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the SEC on March 28, 2003

10.11	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc. dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004

10.12	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar dated August 12, 2005	Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2005

10.13	Security Purchase Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.14	Escrow Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P., and Bank of New York dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.15	Warrant to Purchase Common Stock between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.16*	Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan	Form S-8, Registration Statement filed with the SEC on August 24, 2006

10.17	Amendment and Waiver Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated March 26, 2008	Annual Report on Form 10-K filed with the SEC on March 31, 2008

10.18	Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the SEC on April 10, 2008

10.19	Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the SEC on April 10, 2008

10.20	Cognovit Promissory Note, Revolving Credit and LIBOR Rate between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the SEC on April 10, 2008

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10.21*	Employment Agreement between Pinnacle Data Systems, Inc. and Michael Darnell dated April 28, 2008	Current Report on Form 8-K filed with the SEC on April 29, 2008

10.22*	Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated April 28, 2008	Current Report on Form 8-K filed with the SEC on April 29, 2008

10.23*	Employment Agreement between Pinnacle Data Systems, Inc. and Nicholas J. Tomashot dated April 28, 2008	Current Report on Form 8-K filed with the SEC on April 29, 2008

10.24	Amended and Restated Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated September 30, 2008	Current Report on Form 8-K filed with the SEC on October 2, 2008

10.25	Cognovit Promissory Note and Demand Line of Credit between Pinnacle Data Systems, Inc. and KeyBank National Association dated September 30, 2008	Current Report on Form 8-K filed with the SEC on October 2, 2008

10.26	First Amendment to Amended and Restated Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 24, 2008	Annual Report on Form 10-K filed with the SEC on March 20, 2009

10.27	Cognovit Promissory Note and Demand Line of Credit between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 24, 2008	Annual Report on Form 10-K filed with the SEC on March 20, 2009

10.28*	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.29*	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and John D. Bair dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.30*	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Nicholas J. Tomashot dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.31*	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Michael Darnell dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.32*	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10.33	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Ohio dated February 23, 2009	Current Report on Form 8-K filed with the SEC on February 26, 2009

10.34	Second Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Ohio dated February 23, 2009	Current Report on Form 8-K filed with the SEC on February 26, 2009

10.35*	Third Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and John D. Bair dated November 30, 2009	Current Report on Form 8-K filed with the SEC on December 2, 2009

10.36*	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated November 30, 2009	Current Report on Form 8-K filed with the SEC on December 2, 2009

16	Letter Regarding Change in Accountant	Current Report on Form 8-K filed with the SEC on January 18, 2008

23	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)	Contained herein

24	Powers of Attorney	Contained herein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2009	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2009	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2009	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2009	Contained herein

*	Indicates management contract or compensatory plan or arrangement.