Form 10-Q
period 2010-03-31
PINNACLE DATA SYSTEMS INC
filed 2010-04-30
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On April 28, 2010, the registrant had outstanding 7,825,099 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$45	$323
Accounts receivable, net of allowance for doubtful accounts of $242 and $232, respectively	7,044	5,932
Inventory, net	3,628	3,754
Prepaid expenses and other current assets	246	525

Total current assets	10,963	10,534

PROPERTY AND EQUIPMENT
Property and equipment, cost	5,924	5,899
Less accumulated depreciation and amortization	(5,120)	(5,038)

Total property and equipment, net	804	861

OTHER ASSETS
Goodwill	774	821
Other assets	358	359

Total other assets	1,132	1,180

TOTAL ASSETS	$12,899	$12,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,150	$2,413
Accounts payable	3,694	2,694
Accrued wages, payroll taxes and employee benefits	1,022	1,014
Unearned revenue	381	85
Other current liabilities	582	555

Total current liabilities	6,829	6,761

LONG-TERM LIABILITIES
Accrued other	213	226

TOTAL LIABILITIES	7,042	6,987

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,825 shares issued and outstanding	5,769	5,769
Additional paid-in capital	1,926	1,912
Accumulated other comprehensive income (loss)	(83)	(29)
Retained earnings (deficit)	(1,755)	(2,064)

Total stockholders’ equity	5,857	5,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,899	$12,575

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended March 31,
	2010	2009
Sales	$8,812	$10,887
Cost of sales	6,663	8,853

Gross profit	2,149	2,034
Operating expenses	1,728	2,978

Income (loss) from operations	421	(944)
Other expense
Interest expense	23	53

Income (loss) before income taxes	398	(997)
Income tax expense (benefit)	89	(296)

Net income (loss)	$309	$(701)

Basic and diluted weighted average common shares outstanding	7,825	7,825

Basic and diluted earnings (loss) per common share	$0.04	$(0.09)

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	42	—	—	42
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(701)	(701)
Foreign currency translation	—	—	—	(46)	—	(46)

Total comprehensive loss						(747)

Balance – March 31, 2009	7,825	$5,769	$1,839	$(103)	$685	$8,190

Balance – December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588
Share-based payment expense	—	—	14	—	—	14
Comprehensive income, net of taxes:
Net income	—	—	—	—	309	309
Foreign currency translation	—	—	—	(54)	—	(54)

Total comprehensive income						255

Balance—March 31, 2010	7,825	$5,769	$1,926	$(83)	$(1,755)	$5,857

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$309	$(701)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	10	67
Inventory reserves	105	(57)
Depreciation and amortization	102	147
Share-based payment expense	14	42
(Increase) decrease in assets:
Accounts receivable	(1,150)	2,257
Inventory	10	249
Prepaid expenses and other assets	256	173
Increase (decrease) in liabilities:
Accounts payable	533	(414)
Unearned revenue	296	790
Other current liabilities	44	(178)

Total adjustments	220	3,076

Net cash provided by operating activities	529	2,375

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55)	(44)

Net cash provided by investing activities	(55)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(1,263)	(1,831)
Net change in outstanding checks	498	(635)
Other	17	—

Net cash used in financing activities	(748)	(2,466)

EFFECT OF EXCHANGE RATE ON CASH	(4)	(5)

INCREASE (DECREASE) IN CASH	(278)	(140)
Cash at beginning of period	323	282

Cash at end of period	$45	$142

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2010 and 2009

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year.

The Company’s condensed consolidated financial statements include the accounts of PDSi and PDSi B.V., a private limited liability company located in Tiel, the Netherlands (“PDSi Tiel”). All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Certain prior year amounts have been reclassified to conform to the current presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2009.

Inventory

The following table summarizes the Company’s inventory as of the dates indicated (net of reserves of $2,486,000 and $2,404,000, respectively, as of March 31, 2010 and December 31, 2009):

(in thousands)	March 31, 2010	December 31, 2009
Component parts (raw materials)	$3,139	$3,289
Work-in-process	20	19
Finished goods	469	446

Total inventory	$3,628	$3,754

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2010 and 2009

4. Line of Credit

On April 3, 2009, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $9.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: (1) the sum of (a) 85% of the aggregate amount of eligible receivable accounts located within the United States, plus (b) 75% of the aggregate amount of eligible receivable accounts located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000; less (2) the sum of a borrowing base reserve which may be established by Wells Fargo at its sole discretion, plus other indebtedness to Wells Fargo which may occur outside of the Credit Agreement.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s current financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complies with each of the financial covenants described above for both of the fiscal quarters ending December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ending December 31, 2009 and March 31, 2010, the Company expects the $250,000 reduction and block of availability under the borrowing base to be removed during the second quarter of 2010.

The outstanding balance on the Line bears interest monthly at an annual rate, as elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% or the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Credit Agreement may be terminated by the Company upon 90 days written notice or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital. Any unused portions of the maximum amount of the Line are subject to unused Line fees.

5. Income Taxes

The Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the required GAAP framework, management established a valuation allowance of $1,611,000 against its net deferred tax asset balance as of September 30, 2009. The valuation allowance was adjusted to $1,571,000 during the fourth quarter of 2009 and to $1,510,000 during the first quarter of 2010 to reflect activity during those quarters.

The Company can provide no assurance that a change in the deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether a change in the valuation allowance is warranted, or if the valuation allowance should be released based on sustained future profitability. It is at least reasonably possible that a material adjustment to the valuation allowance could occur within one year.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2010 and 2009

6. Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive. For the three months ended March 31, 2010 and 2009, the effect of potential common shares arising from share-based employee compensation plans would have been anti-dilutive. As a result, the number of weighted average outstanding common shares outstanding was the same for the basic and diluted EPS calculations for the periods noted above.

7. Segment Information

The Company’s reportable segments are Product and Service. The Company’s Product segment offers a wide range of technology platforms, including standard and custom-designed products for the telecommunications, imaging, defense/aerospace, medical, industrial automation and information technology markets. The Company’s product capabilities range from board-level designs to globally certified, fully integrated systems. PDSi’s specialties include long-life, embedded products and unique, customer-centric solutions. The Company’s Service segment provides a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. With service centers in the United States, Europe and Asia, PDSi ensures seamless support for solutions all around the world and also provides depot repair and reverse logistics programs for the OEMs of other types of computer equipment. The “Other” line item in the following tables reflects the costs and assets of the functional and administrative groups of the Company that are not allocated to the reportable segments, including finance, information technology, human resources, engineering and executive management. The Company evaluates performance based on the operating results of the Product and Service segments and based on their effectiveness in covering the other administrative expenses of the Company. The Company sells its products and services in the United States and internationally and attributes sales based on shipping point.

The following table summarizes the Company’s segment operating results for the three months ended March 31:

(in thousands)	2010	2009
Sales
Product	$5,927	$8,486
Service	2,885	2,401

Total	$8,812	$10,887

Gross profit
Product	$1,069	$1,222
Service	1,080	812

Total	$2,149	$2,034

Income (loss) from operations
Product	$704	$290
Service	652	232
Other	(935)	(1,466)

Total	$421	$(944)

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2010 and 2009

The following table summarizes segment assets as of the dates indicated:

(in thousands)	March 31, 2010	December 31, 2009
Product	$4,722	$4,305
Service	6,780	6,314
Other	1,397	1,956

Total	$12,899	$12,575

The following table summarizes sales by geographic region for the three months ended March 31:

(in thousands)	2010	2009
United States	$8,041	$10,036
International	771	851

Total	$8,812	$10,887

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	March 31, 2010	December 31, 2009
United States	$561	$559
International	1,375	1,482

Total	$1,936	$2,041

International long-lived assets include goodwill of $774,000 and $821,000 as of March 31, 2010 and December 31, 2009, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2009 Annual Report on Form 10-K.

Executive Overview

PDSi is a global provider of services and products for original equipment manufacturers (“OEMs”) of computer hardware products or products that contain computer hardware. We provide a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. With service centers in the United States, Europe and Asia, we ensure seamless support for solutions all around the world and also provide depot repair and reverse logistics programs for the OEMs of other types of computer equipment. We offer a wide range of technology platforms, including standard and custom-designed products for the telecommunications, imaging, defense/aerospace, medical, industrial automation and information technology markets. Our product capabilities range from board-level designs to globally certified, fully integrated systems. Our specialties include long-life, embedded products and unique, customer-centric solutions. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

During the fourth quarter of 2009, we announced the implementation of a plan to return to profitability in 2010 by focusing on our core Service segment business and current Product segment offerings, and by focusing on customer-funded development of new embedded products. We are fully supporting our current products and customer programs, as well as maintaining the ability to upgrade these products. We will focus our sales and marketing efforts in the Service segment and on specialized product integration programs where our highly valued engineering and operational expertise give us distinct competitive advantages. This plan aligned PDSi’s operations with this focused growth strategy, and included reductions and changes in senior and mid-level management to flatten the organizational structure and reduce overhead costs. While these actions resulted in a profitable first quarter of 2010, difficult worldwide economic conditions that have persisted since mid-2008, and which have negatively affected our existing multi-national OEM customers and the industries in which they participate, may continue to materially adversely affect the Company’s results of operations, financial condition and cash flows.

During the three months ended March 31, 2010, the Company reported net income of $309,000, or $0.04 per diluted share, versus a net loss of $701,000, or $0.09 per diluted share, for the prior year quarter. See below for further discussion of consolidated and reportable segment results of operations for the three months ended March 31, 2010 and 2009.

We believe our operating results will continue to improve as gross profit and operating profit increase due to several factors. First, as mentioned above, we have reduced the Company’s overhead cost structure to focus resources and investment on developing our core services and current product businesses. In addition, we anticipate organic growth through our existing global service offerings and computer products, and specialized product integration programs sold to current and new customers in markets in which higher value is rewarded with higher margins. Gross margins will vary from program to program, and the mix of programs will vary each quarter, resulting in quarterly gross margin percentage fluctuations. Consequently, it is difficult to predict quarterly gross margins on future sales. However, we believe gross margins should continue to trend higher over the next few years.

Results of Operations

Consolidated Operations

First Quarter – 2010 Compared to 2009

The following table summarizes the Company’s consolidated results of operations for the three months ended March 31:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$8,812	100.0%	$10,887	100.0%	-19%
Cost of sales	6,663	75.6%	8,853	81.3%	-25%

Gross profit	2,149	24.4%	2,034	18.7%	6%
Operating expenses	1,728	19.6%	2,978	27.4%	-42%

Income (loss) from operations	421	4.8%	(944)	-8.7%	NM
Other expense
Interest expense	23	0.3%	53	0.5%	-57%

Income (loss) before income taxes	398	4.5%	(997)	-9.2%	NM
Income tax expense (benefit)	89	1.0%	(296)	-2.7%	NM

Net income (loss)	$309	3.5%	$(701)	-6.4%	NM

The Company recorded net income for the three months ended March 31, 2010 compared to a net loss in the prior year period primarily due to a reduction in operating expenses and manufacturing overheads. This reduction in expenses reflects the aforementioned actions taken throughout 2009 to reduce the Company’s overhead cost structure, including employee costs and facilities expenses, to a level commensurate with current sales levels. Service segment gross profit increased 31% due to a 20% increase in Service sales driven by growth in new programs in both the United States and the Europe, Middle East and Africa (“EMEA”) region. Lastly, interest expense declined 57% due to lower average debt balances. The improvement in results of operations was partially mitigated by lower Product segment gross profit due to a 29% decline in Product sales.

For the first quarter of 2010, the Company had three customers that generated $2.5 million, $1.5 million and $1.4 million, or 28%, 17% and 16%, respectively, of total sales. Of the revenues from these customers, 86% and 14% were included in Product and Service segment sales, respectively. For the first quarter of 2009, the Company had two customers that generated $4.1 million and $1.6 million, or 38% and 15%, respectively, of total sales. Of the revenues from these customers, 88% and 12% were included in Product and Service segment sales, respectively.

Segment Operations

Product

The following table summarizes the Company’s gross profit for the Product segment for the three months ended March 31:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$5,927	100.0%	$8,486	100.0%	-30%
Cost of sales	4,858	82.0%	7,264	85.6%	-33%

Gross profit	$1,069	18.0%	$1,222	14.4%	-13%

Lower Product segment gross profit primarily was due to a 30% decrease in Product sales, including a $3.0 million decline in sales to large OEMs in the imaging and medical industries. Strong growth in the telecommunications sector, which increased $0.9 million, partially offset the overall decline in Product sales. The improvement in gross profit as a percentage of sales from 14% in 2009 to 18% in 2010 reflects a shift in sales mix to higher margin products.

Service

The following table summarizes the Company’s gross profit for the Service segment for the three months ended March 31:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$2,885	100.0%	$2,401	100.0%	20%
Cost of sales	1,805	62.6%	1,589	66.2%	14%

Gross profit	$1,080	37.4%	$812	33.8%	33%

Higher Service segment gross profit was due to a 20% increase in Service sales driven by growth in new programs in both the U.S. and EMEA. Gross profit as a percentage of sales increased from 34% in 2009 to 37% in 2010 due to improved operating efficiency.

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

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	March 31, 2010	December 31, 2009
Line of credit	$1,150	$2,413

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	5,940	5,617
Accumulated other comprehensive income (loss)	(83)	(29)

Total stockholders’ equity	5,857	5,588

Total capital	$7,007	$8,001

Based on the Company’s historical cash flow, current financial results and unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s condensed consolidated cash flows for the three months ended March 31:

(in thousands)	2010	2009
Net cash provided by operating activities	$529	$2,375
Net cash used in investing activities	(55)	(44)
Net cash used in financing activities	(748)	(2,466)
Effect of exchange rate on cash	(4)	(5)

Increase (decrease) in cash	(278)	(140)
Cash at beginning of period	323	282

Cash at end of period	$45	$142

Operating Activities

Net cash provided by operating activities was $0.5 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Net income (loss) adjusted for the effects of non-cash items, which primarily include inventory reserves and depreciation expense, resulted in cash inflows of $0.5 million and cash outflows of $0.5 million in the first three months of 2010 and 2009, respectively. Changes in working capital resulted in no net cash activity for the first three months of 2010 compared to $2.9 million in cash provided for the comparable period of 2009. Lower cash provided by operating activities in the current year period was driven by the reduction in working capital in 2009 attributable to declining sales volumes, as well as increased 2010 accounts receivable due to significant shipments late in the quarter.

Investing Activities

Net cash used in investing activities represents purchases of property and equipment and was not significant for the three months ended March 31, 2010 and 2009.

Financing Activities

Net cash used in financing activities was $0.7 million and $2.5 million for the first three months of 2010 and 2009, respectively. Financing activity in both periods reflects net repayments on the Company’s line of credit. All cash generated by operations after funding investing activities is applied to the line of credit.

On April 3, 2009, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $9.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: (1) the sum of (a) 85% of the aggregate amount of eligible receivable accounts located within the United States, plus (b) 75% of the aggregate amount of eligible receivable accounts located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000; less (2) the sum of a borrowing base reserve which may be established by Wells Fargo at its sole discretion, plus other indebtedness to Wells Fargo which may occur outside of the Credit Agreement.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s current financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complies with each of the financial covenants described above for both of the fiscal quarters ending December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ending December 31, 2009 and March 31, 2010, the Company expects the $250,000 reduction and block of availability under the borrowing base to be removed during the second quarter of 2010.

The outstanding balance on the Line bears interest monthly at an annual rate, as elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% or the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

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

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company’s most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K describes the significant accounting policies and methods used by the Company. See Part I – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for information regarding recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2010	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2010	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2010	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2010	Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: April 30, 2010	/s/ John D. Bair
John D. Bair Chief Executive Officer

Date: April 30, 2010	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot Chief Financial Officer