Form 10-Q
period 2010-06-30
PINNACLE DATA SYSTEMS INC
filed 2010-07-30
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

On July 28, 2010, the registrant had outstanding 7,839,349 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$135	$323
Accounts receivable, net of allowance for doubtful accounts of $129 and $232, respectively	4,938	5,932
Inventory, net	3,042	3,754
Prepaid expenses and other current assets	300	525

Total current assets	8,415	10,534

PROPERTY AND EQUIPMENT
Property and equipment, cost	5,888	5,899
Less accumulated depreciation and amortization	(5,196)	(5,038)

Total property and equipment, net	692	861

OTHER ASSETS
Goodwill	700	821
Other assets	343	359

Total other assets	1,043	1,180

TOTAL ASSETS	$10,150	$12,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$229	$2,413
Accounts payable	2,029	2,694
Accrued wages, payroll taxes and employee benefits	685	1,014
Unearned revenue	280	85
Other current liabilities	653	555

Total current liabilities	3,876	6,761

LONG-TERM LIABILITIES
Accrued other	185	226

TOTAL LIABILITIES	4,061	6,987

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,839 and 7,825 shares issued and outstanding, respectively	5,777	5,769
Additional paid-in capital	1,936	1,912
Accumulated other comprehensive income (loss)	(169)	(29)
Retained earnings (deficit)	(1,455)	(2,064)

Total stockholders’ equity	6,089	5,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,150	$12,575

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$7,968	$9,038	$16,780	$19,925
Cost of sales	5,733	7,054	12,396	15,907

Gross profit	2,235	1,984	4,384	4,018
Operating expenses	1,835	2,272	3,563	5,250

Income (loss) from operations	400	(288)	821	(1,232)
Other expense
Interest expense	18	49	41	102

Income (loss) before income taxes	382	(337)	780	(1,334)
Income tax expense (benefit)	82	(67)	171	(363)

Net income (loss)	$300	$(270)	$609	$(971)

Weighted average common shares outstanding:
Basic	7,826	7,825	7,825	7,825
Diluted	7,966	7,825	7,891	7,825

Earnings (loss) per common share:
Basic	$0.04	$(0.03)	$0.08	$(0.12)
Diluted	0.04	(0.03)	0.08	(0.12)

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	83	—	—	83
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(971)	(971)
Foreign currency translation	—	—	—	11	—	11

Total comprehensive loss						(960)

Balance – June 30, 2009	7,825	$5,769	$1,880	$(46)	$415	$8,018

Balance – December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588
Stock issued	14	8	—	—	—	8
Share-based payment expense	—	—	24	—	—	24
Comprehensive income, net of taxes:
Net income	—	—	—	—	609	609
Foreign currency translation	—	—	—	(140)	—	(140)

Total comprehensive income						469

Balance – June 30, 2010	7,839	$5,777	$1,936	$(169)	$(1,455)	$6,089

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$609	$(971)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	(32)	109
Inventory reserves	135	404
Depreciation and amortization	201	291
Share-based payment expense	24	83
(Increase) decrease in assets:
Accounts receivable	953	3,918
Inventory	550	94
Prepaid expenses and other assets	202	31
Increase (decrease) in liabilities:
Accounts payable	(907)	(1,082)
Unearned revenue	195	496
Other current liabilities	(197)	(533)

Total adjustments	1,124	3,811

Net cash provided by operating activities	1,733	2,840

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(62)	(155)

Net cash provided by investing activities	(62)	(155)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,184)	(2,431)
Net change in outstanding checks	303	(264)
Other	40	(181)

Net cash used in financing activities	(1,841)	(2,876)

EFFECT OF EXCHANGE RATE ON CASH	(18)	3

INCREASE (DECREASE) IN CASH	(188)	(188)
Cash at beginning of period	323	282

Cash at end of period	$135	$94

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2010 and 2009

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

Inventory

The following table summarizes the Company’s inventory as of the dates indicated (net of reserves of $2,213,000 and $2,404,000, respectively, as of June 30, 2010 and December 31, 2009):

(in thousands)	June 30, 2010	December 31, 2009
Component parts (raw materials)	$2,877	$3,289
Work-in-process	5	19
Finished goods	160	446

Total inventory	$3,042	$3,754

3. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that codified U.S. GAAP (the “FASB Codification”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the FASB Codification became nonauthoritative. The Company’s adoption of the FASB Codification did not result in a change in its accounting practices. In accordance with recent SEC guidance, the Company no longer makes specific references to accounting standards. Instead, the Company discloses the current or potential future material impact of recently issued accounting standards, as applicable. The Company does not expect the adoption of any recently issued accounting standards to have a material impact on its financial position, results of operations or cash flows.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2010 and 2009

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s current financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complies with each of the financial covenants described above for both of the fiscal quarters ending December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ending December 31, 2009 and March 31, 2010, the $250,000 reduction and block of availability under the borrowing base was removed during the second quarter of 2010.

The outstanding balance on the Line bears interest at an annual rate elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% or the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Credit Agreement may be terminated by the Company upon 90 days written notice, or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital. Any unused portions of the maximum amount of the Line are subject to unused Line fees.

5. Income Taxes

The Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the required GAAP framework, management established a valuation allowance of $1,611,000 against its net deferred tax asset balance as of September 30, 2009. The valuation allowance was $1,510,000 as of June 30, 2010.

The Company can provide no assurance that a change in the deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances to determine whether a change in the valuation allowance is warranted, or if the valuation allowance should be released based on sustained profitability. It is at least reasonably possible that a material adjustment to the valuation allowance could occur within a year.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2010 and 2009

The following table presents the Company’s calculation of basic and diluted weighted average common shares outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Weighted average common shares outstanding – basic	7,826	7,825	7,825	7,825
Dilutive effect of stock options	140	—	66	—

Weighted average common shares outstanding – diluted	7,966	7,825	7,891	7,825

For the three and six months ended June 30, 2009, the effect of potential common shares arising from stock options would have been anti-dilutive. As a result, the number of weighted average outstanding common shares outstanding was the same for the basic and diluted EPS calculations for those periods.

7. Segment Information

The Company’s reportable segments are Product and Service. The Company’s Product segment offers a wide range of technology platforms, including standard and custom-designed products for the telecommunications, imaging, defense/aerospace, medical, industrial automation and information technology markets. The Company’s product capabilities range from board-level designs to globally certified, fully integrated systems. PDSi’s specialties include long-life, embedded products and unique, customer-centric solutions. The Company’s Service segment provides a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. With service centers in the United States, Europe and Asia, PDSi ensures seamless support for solutions all around the world. PDSi also provides depot repair and reverse logistics programs for OEMs with other types of computer equipment.

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

The following table summarizes the Company’s segment operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Sales
Product	$4,842	$6,599	$10,769	$15,085
Service	3,126	2,439	6,011	4,840

Total	$7,968	$9,038	$16,780	$19,925

Gross profit
Product	$986	$1,211	$2,055	$2,433
Service	1,249	773	2,329	1,585

Total	$2,235	$1,984	$4,384	$4,018

Income (loss) from operations
Product	$660	$660	$1,364	$950
Service	862	278	1,514	510
Other	(1,122)	(1,226)	(2,057)	(2,692)

Total	$400	$(288)	$821	$(1,232)

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2010 and 2009

The following table summarizes segment assets as of the dates indicated:

(in thousands)	June 30, 2010	December 31, 2009
Product	$3,780	$4,305
Service	4,865	6,314
Other	1,505	1,956

Total	$10,150	$12,575

The following table summarizes sales by geographic region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
United States	$7,135	$8,252	$15,176	$18,288
International	833	786	1,604	1,637

Total	$7,968	$9,038	$16,780	$19,925

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	June 30, 2010	December 31, 2009
United States	$490	$559
International	1,245	1,482

Total	$1,735	$2,041

International long-lived assets include goodwill of $700,000 and $821,000 as of June 30, 2010 and December 31, 2009, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2009 Annual Report on Form 10-K.

Executive Overview

PDSi is a global provider of services and products for original equipment manufacturers (“OEMs”) of computer hardware products or products that contain computer hardware. We provide a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. With service centers in the United States, Europe and Asia, we ensure seamless support for solutions all around the world. We also provide depot repair and reverse logistics programs for OEMs with other types of computer equipment. We offer a wide range of technology platforms, including standard and custom-designed products for the telecommunications, imaging, defense/aerospace, medical, industrial automation and information technology markets. Our product capabilities range from board-level designs to globally certified, fully integrated systems. Our specialties include long-life, embedded products and unique, customer-centric solutions. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

During the fourth quarter of 2009, we announced the implementation of a plan to return to profitability in 2010 by focusing on our core Service segment business and current Product segment offerings, and by focusing on customer-funded development of new embedded products. We are fully supporting our current products and customer programs, as well as maintaining the ability to upgrade these products. We have focused our sales and marketing efforts on our Service segment and on specialized product integration programs where our highly valued engineering and operational expertise give us distinct competitive advantages. This plan aligned PDSi’s operations with this focused growth strategy, and included reductions and changes in senior and mid-level management to flatten the organizational structure and reduce overhead costs. While these actions resulted in profitable first and second quarters of 2010, difficult worldwide economic conditions that have persisted since mid-2008, and which have negatively affected our existing multi-national OEM customers and the industries in which they participate, may continue to materially adversely affect the Company’s results of operations, financial condition and cash flows.

During the quarter ended June 30, 2010, the Company reported net income of $300,000, or $0.04 per diluted share, versus a net loss of $270,000, or $0.03 per diluted share, for the prior year quarter. During the six months ended June 30, 2010, the Company reported net income of $609,000, or $0.08 per diluted share, versus a net loss of $971,000, or $0.12 per diluted share, for the prior year period. See below for further discussion of consolidated and reportable segment results of operations for the three and six months ended June 30, 2010 and 2009.

We believe our operating results will continue to show improvement due to several factors. First, as mentioned above, we have reduced the Company’s overhead cost structure to focus resources and investment on developing our core services and current product businesses. In addition, we anticipate organic growth through our existing global service offerings and computer products, and specialized product integration programs sold to current and new customers in markets in which higher value is rewarded with higher margins. Gross margins will vary from program to program, and the mix of programs will vary each quarter, resulting in quarterly gross margin percentage fluctuations. Consequently, it is difficult to predict quarterly gross margins on future sales. However, we believe gross margins should continue to trend higher over the next few years.

Results of Operations

Consolidated Operations

Second Quarter – 2010 Compared to 2009

The following table summarizes the Company’s consolidated results of operations for the three months ended June 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$7,968	100.0%	9,038	100.0%	-12%
Cost of sales	5,733	72.0%	7,054	78.0%	-19%

Gross profit	2,235	28.0%	1,984	22.0%	13%
Operating expenses	1,835	23.0%	2,272	25.1%	-19%

Income (loss) from operations	400	5.0%	(288)	-3.2%	NM
Other expense
Interest expense	18	0.2%	49	0.5%	-63%

Income (loss) before income taxes	382	4.8%	(337)	-3.7%	NM
Income tax expense (benefit)	82	1.0%	(67)	-0.7%	NM

Net income (loss)	$300	3.8%	$(270)	-3.0%	NM

The Company recorded net income for the three months ended June 30, 2010 compared to a net loss in the prior year period primarily due to a reduction in operating expenses and manufacturing overhead costs and a favorable shift in mix toward higher margin Service and Product sales. The reduction in expenses reflects the aforementioned actions taken throughout 2009 to reduce the Company’s overhead cost structure, including employee costs and facilities expenses, to a level commensurate with current sales levels. In addition, Service segment gross profit increased 62% primarily due to a 20% increase in Service sales driven by growth in new programs in both the United States and the Europe, Middle East and Africa (“EMEA”) region. Lastly, interest expense declined 57% due to significantly lower average debt balances. The improvement in results of operations partially was mitigated by lower Product segment gross profit due to a 27% decline in Product sales.

For the second quarter of 2010, the Company had three customers that generated $2.5 million, $0.9 million and $0.9 million, or 32%, 11% and 11%, respectively, of total sales. Of the revenues from these customers, 53% and 47% were included in Product and Service segment sales, respectively. For the second quarter of 2009, the Company had two customers that generated $2.4 million and $2.1 million, or 26% and 23%, respectively, of total sales. Of the revenues from these customers, 85% and 15% were included in Product and Service segment sales, respectively. The Company continues to work toward developing a more diversified customer revenue base.

Year-to-Date – 2010 Compared to 2009

The following table summarizes the Company’s consolidated results of operations for the six months ended June 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$16,780	100.0%	$19,925	100.0%	-16%
Cost of sales	12,396	73.9%	15,907	79.8%	-22%

Gross profit	4,384	26.1%	4,018	20.2%	9%
Operating expenses	3,563	21.2%	5,250	26.3%	-32%

Income (loss) from operations	821	4.9%	(1,232)	-6.2%	NM
Other expense
Interest expense	41	0.2%	102	0.5%	-60%

Income (loss) before income taxes	780	4.6%	(1,334)	-6.7%	NM
Income tax expense (benefit)	171	1.0%	(363)	-1.8%	NM

Net income (loss)	$609	3.6%	$(971)	-4.9%	NM

The Company’s reduction in operating expenses and manufacturing overhead costs as described above was the primary driver that resulted in net income for the six months ended June 30, 2010 compared to a net loss in the prior year period. Furthermore, Service segment gross profit increased 47% due to a 24% increase in Service sales attributable to new program growth in both the U.S. and EMEA. Finally, interest expense declined 59% due to significantly lower average debt balances. However, lower Product segment gross profit driven by a 29% decline in Product sales partially offset the overall improvement in results.

For the first six months of 2010, the Company had three customers that generated $5.3 million, $2.1 million and $2.0 million, or 32%, 13% and 12%, respectively, of total sales. Of the revenues from these customers, 75% and 25% were included in Product and Service segment sales, respectively. For the first six months of 2009, the Company had two customers that generated $6.5 million and $3.8 million, or 33% and 19%, respectively, of total sales. Of the revenues from these customers, 86% and 14% were included in Product and Service segment sales, respectively. As mentioned above, the Company continues to work toward better customer diversification.

Segment Operations

Product

Second Quarter – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Product segment for the three months ended June 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$4,842	100.0%	$6,599	100.0%	-27%
Cost of sales	3,856	79.6%	5,388	81.6%	-28%

Gross profit	$986	20.4%	$1,211	18.4%	-19%

Lower Product segment gross profit primarily was due to a 27% decrease in Product sales. Most of the revenue decline was attributable to a $2.2 million drop in sales to large OEMs in the medical and imaging industries, partially offset by growth in the defense and telecommunications sectors. The improvement in gross profit as a percentage of sales to 20% in 2010 from 18% in 2009 was driven by a shift in sales mix to higher margin products and actions taken to reduce overhead costs consistent with lower Product revenue levels.

Year-to-Date – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Product segment for the six months ended June 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$10,769	100.0%	$15,085	100.0%	-29%
Cost of sales	8,714	80.9%	12,652	83.9%	-31%

Gross profit	$2,055	19.1%	$2,433	16.1%	-16%

The decline in Product segment gross profit primarily was due to a 29% decrease in Product revenue, including a $5.2 million decline in sales to large OEMs in the medical and imaging industries. Strong growth in the telecommunications sector, which increased $1.1 million, partially offset the overall decline in Product sales. Improved gross profit as a percentage of sales, up to 19% in 2010 from 16% in 2009, reflects a continued shift in sales mix to higher margin business as well as actions taken to reduce overhead costs consistent with lower Product revenue levels.

Service

Second Quarter – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Service segment for the three months ended June 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$3,126	100.0%	$2,439	100.0%	28%
Cost of sales	1,877	60.0%	1,666	68.3%	13%

Gross profit	$1,249	40.0%	$773	31.7%	62%

Higher Service segment gross profit primarily was due to a 28% increase in Service sales driven by growth in programs ramped recently in both the U.S. and EMEA. The increase in gross profit as a percentage of sales to 40% in 2010 from 32% in 2009 principally was attributable to ongoing improvements in the operational efficiency of this segment.

Year-to-Date – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Service segment for the six months ended June 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$6,011	100.0%	$4,840	100.0%	24%
Cost of sales	3,682	61.3%	3,255	67.3%	13%

Gross profit	$2,329	38.7%	$1,585	32.7%	47%

The improvement in Service segment gross profit was driven by a 24% increase in Service sales fueled by new program growth in both the U.S. and EMEA. Continuing gains in operating efficiency drove the increase in gross profit as a percentage of sales to 39% in 2010 from 33% in 2009.

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

The Company’s current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	June 30, 2010	December 31, 2009
Line of credit	$229	$2,413

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	6,258	5,617
Accumulated other comprehensive income (loss)	(169)	(29)

Total stockholders’ equity	6,089	5,588

Total capital	$6,318	$8,001

Based on the Company’s historical cash flow, current financial results and unused capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following table summarizes the Company’s condensed consolidated cash flows for the six months ended June 30:

(in thousands)	2010	2009
Net cash provided by operating activities	$1,733	$2,840
Net cash used in investing activities	(62)	(155)
Net cash used in financing activities	(1,841)	(2,876)
Effect of exchange rate on cash	(18)	3

Increase (decrease) in cash	(188)	(188)
Cash at beginning of period	323	282

Cash at end of period	$135	$94

Operating Activities

Net cash provided by operating activities was $1.7 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively. Net income (loss) adjusted for the effects of non-cash items, which primarily include inventory reserves and depreciation expense, resulted in cash inflows of $0.9 million and cash outflows of $0.1 million in the first six months of 2010 and 2009, respectively. Changes in working capital resulted in $0.8 million in cash provided for the first six months of 2010 compared to $2.9 million for the comparable period of 2009. Higher cash provided by operating activities in the prior year period primarily was driven by a reduction in net working capital in 2009 due to declining sales volumes.

Investing Activities

Net cash used in investing activities represents purchases of property and equipment and was not significant for the six months ended June 30, 2010 and 2009.

Financing Activities

Net cash used in financing activities was $1.8 million and $2.9 million for the first six months of 2010 and 2009, respectively. Financing activity in both periods primarily reflects net repayments on the Company’s line of credit. All cash generated by U.S. operations after funding investing activities is applied to the line of credit.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s current financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complies with each of the financial covenants described above for both of the fiscal quarters ending December 31, 2009 and June 30, 2010. Based on the Company’s results of operations for the quarters ending December 31, 2009 and June 30, 2010, the $250,000 reduction and block of availability under the borrowing base was removed during the second quarter of 2010.

The outstanding balance on the Line bears interest at an annual rate elected by the Company at the time of each credit advancement, of either: (1) a floating rate equal to the greater of 4% or the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or (2) a fixed rate of the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Credit Agreement may be terminated by the Company upon 90 days written notice, or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2010	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2010	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2010	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2010	Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: July 30, 2010	/s/ John D. Bair
John D. Bair Chief Executive Officer

Date: July 30, 2010	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot Chief Financial Officer