Form 10-Q
period 2010-09-30
PINNACLE DATA SYSTEMS INC
filed 2010-10-29
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-16103

PINNACLE DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1263732 (I.R.S. Employer Identification No.)

6600 Port Road, Groveport, Ohio (Address of principal executive offices)	43125 (Zip Code)

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

On October 27, 2010, the registrant had outstanding 7,845,349 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$124	$323
Accounts receivable, net of allowance for doubtful accounts of $143 and $232, respectively	4,830	5,932
Inventory, net	3,385	3,754
Deferred income taxes	809	22
Prepaid expenses and other current assets	473	503

Total current assets	9,621	10,534

PROPERTY AND EQUIPMENT
Property and equipment, cost	6,024	5,899
Less accumulated depreciation and amortization	(5,297)	(5,038)

Total property and equipment, net	727	861

OTHER ASSETS
Goodwill	780	821
Other assets	541	359

Total other assets	1,321	1,180

TOTAL ASSETS	$11,669	$12,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$337	$2,413
Accounts payable	1,857	2,694
Accrued wages, payroll taxes and employee benefits	596	1,014
Unearned revenue	147	85
Other current liabilities	669	555

Total current liabilities	3,606	6,761

LONG-TERM LIABILITIES
Accrued other	190	226

TOTAL LIABILITIES	3,796	6,987

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,844 and 7,825 shares issued and outstanding, respectively	5,779	5,769
Additional paid-in capital	1,947	1,912
Accumulated other comprehensive income (loss)	(71)	(29)
Retained earnings (deficit)	218	(2,064)

Total stockholders’ equity	7,873	5,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,669	$12,575

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$6,314	$7,050	$23,094	$26,975
Cost of sales	4,088	5,478	16,484	21,385

Gross profit	2,226	1,572	6,610	5,590
Operating expenses	1,732	2,284	5,295	7,534

Income (loss) from operations	494	(712)	1,315	(1,944)
Other expense
Interest expense	4	40	45	142

Income (loss) before income taxes	490	(752)	1,270	(2,086)
Income tax expense (benefit)	(1,183)	1,337	(1,012)	974

Net income (loss)	$1,673	$(2,089)	$2,282	$(3,060)

Weighted average common shares outstanding:
Basic	7,842	7,825	7,831	7,825
Diluted	8,011	7,825	7,960	7,825

Earnings (loss) per common share:
Basic	$0.21	$(0.27)	$0.29	$(0.39)
Diluted	0.21	(0.27)	0.29	(0.39)

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	137	—	—	137
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(3,060)	(3,060)
Foreign currency translation	—	—	—	48	—	48

Total comprehensive loss						(3,012)

Balance – September 30, 2009	7,825	$5,769	$1,934	$(9)	$(1,674)	$6,020

Balance – December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588
Stock issued	19	10	—	—	—	10
Share-based payment expense	—	—	35	—	—	35
Comprehensive income, net of taxes:
Net income	—	—	—	—	2,282	2,282
Foreign currency translation	—	—	—	(42)	—	(42)

Total comprehensive income						2,240

Balance – September 30, 2010	7,844	$5,779	$1,947	$(71)	$218	$7,873

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,282	$(3,060)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	(19)	140
Inventory reserves	246	572
Depreciation and amortization	298	423
Provision for deferred income taxes	(1,037)	1,611
Share-based payment expense	34	137
Decrease in assets:
Accounts receivable	1,111	5,977
Inventory	113	507
Prepaid expenses and other assets	16	84
Increase (decrease) in liabilities:
Accounts payable	(956)	(2,237)
Unearned revenue	62	213
Other current liabilities	(317)	(288)

Total adjustments	(449)	7,139

Net cash provided by operating activities	1,833	4,079

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(150)	(237)

Net cash provided by investing activities	(150)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,076)	(3,679)
Net change in outstanding checks	136	(73)
Other	59	(155)

Net cash used in financing activities	(1,881)	(3,907)

EFFECT OF EXCHANGE RATE ON CASH	(1)	8

DECREASE IN CASH	(199)	(57)
Cash at beginning of period	323	282

Cash at end of period	$124	$225

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2010 and 2009

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

The Company’s condensed consolidated financial statements include the accounts of PDSi and PDSi B.V., a private limited liability company located in Tiel, the Netherlands (“PDSi Tiel”). All significant intercompany balances and transactions were eliminated.

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

Inventory

The following table summarizes the Company’s inventory as of the dates indicated (net of reserves of $1,811,000 and $2,404,000, respectively, as of September 30, 2010 and December 31, 2009):

(in thousands)	September 30, 2010	December 31, 2009
Component parts (raw materials)	$3,116	$3,289
Work-in-process	81	19
Finished goods	188	446

Total inventory	$3,385	$3,754

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

September 30, 2010 and 2009

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complied with each of the financial covenants described above for both of the fiscal quarters ended December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ended December 31, 2009 and March 31, 2010, the $250,000 reduction and block of availability under the borrowing base was removed during the second quarter of 2010.

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

5. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign countries. There are no federal or state income tax examinations currently underway for these jurisdictions. The Company’s federal and state income tax returns for 2006 and beyond are open tax years.

The Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009. The Company’s net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on the Company’s analysis and application of the required GAAP framework, management established a valuation allowance of $1.6 million against its net deferred tax asset balance as of September 30, 2009.

During the third quarter of 2010, the Company concluded that its operations had achieved sustainable profitability, and that future taxable income would more likely than not allow for realization of benefits from existing deferred tax assets. Accordingly, the Company reversed the current valuation allowance against all of its deferred tax assets excluding a portion related to certain state net operating loss carryforwards. As a result, the year-to-date U.S. effective tax rate for the third quarter of 2010 was approximately 34%, versus an effective rate of approximately 22% applied in the first six months of 2010. The combined impact of the valuation allowance reversal and the adjustment of the year-to-date U.S. effective tax rate resulted in a $1.3 million net non-cash benefit.

The Company can provide no assurance that a deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances to determine whether a valuation allowance is warranted in the future.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2010 and 2009

The following table summarizes the Company’s income tax expense (benefit) for the periods indicated:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(in thousands)	2010	2009	2010	2009
Current:
Federal	$(368)	$(252)	$(1)	$(564)
Foreign	17	(4)	35	(35)
State and local	(2)	(18)	(9)	(38)
Valuation allowance	—	619	—	619

Total current expense (benefit)	(353)	345	25	(18)

Deferred:
Federal	468	—	286	—
Foreign	—	—	—	—
State and local	133	—	133	—
Valuation allowance	(1,431)	992	(1,456)	992

Total deferred expense (benefit)	(830)	992	(1,037)	992

Total income tax expense (benefit)	$(1,183)	$1,337	$(1,012)	$974

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the periods indicated:

	Three months ended Sept. 30,				Nine months ended Sept. 30,
	2010		2009		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Income tax provision (benefit) at statutory rate	$167	34.0	$(256)	(34.0)	$432	34.0	$(709)	34.0
Valuation allowance	(1,431)	NM	1,611	NM	(1,456)	NM	1,611	NM
Tax effect of permanent differences	41	8.4	8	1.1	18	1.4	74	3.5
State income taxes, net of federal	(6)	(1.2)	(14)	(1.9)	11	0.9	(33)	(1.6)
Foreign rate differential	(26)	(5.3)	18	2.4	(43)	(3.4)	20	1.0
Other, net	72	14.7	(30)	(4.0)	26	2.0	11	0.5

Total	$(1,183)	NM	$1,337	NM	$(1,012)	NM	$974	NM

For the nine months ended September 30, 2010, the Company paid federal and state income taxes totaling $230,000 and received refunds totaling $111,000 for federal and state income taxes primarily from the Company’s use of a net operating loss carryback for federal purposes. During the year ended December 31, 2009, the Company received refunds totaling $247,000 for federal and state income taxes primarily from the Company’s use of a net operating loss carryback for federal purposes. As of September 30, 2010, the Company had net operating loss carryforwards expiring through December 31, 2029 for federal and state purposes of approximately $0.5 million and $1.5 million, respectively.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2010 and 2009

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
Deferred tax assets
Inventory reserves	$675	$893
Net operating loss	229	480
Depreciation and amortization	123	102
Allowance for doubtful accounts	50	85
Uniform capitalization	40	46
Other	127	99

Gross deferred tax assets	1,244	1,705
Less valuation allowance	(79)	(1,571)

Deferred tax asset	1,165	134

Deferred tax liabilities
Prepaids	28	44
Other	13	16

Gross deferred tax liability	41	60

Net deferred tax asset	$1,124	$74

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
Current assets
Deferred income taxes	$809	$22
Other assets
Deferred income taxes	315	52

Net deferred tax asset	$1,124	$74

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2010 and 2009

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

The following table presents the Company’s calculation of basic and diluted weighted average common shares outstanding for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2010	2009	2010	2009
Weighted average common shares outstanding – basic	7,842	7,825	7,831	7,825
Dilutive effect of stock options	169	—	129	—

Weighted average common shares outstanding – diluted	8,011	7,825	7,960	7,825

For the three and nine months ended September 30, 2009, the effect of potential common shares arising from stock options would have been anti-dilutive. As a result, the number of weighted average outstanding common shares outstanding was the same for the basic and diluted EPS calculations for those periods.

7. Segment Information

The Company’s reportable segments are Product and Service. PDSi is a global provider of electronics repair and reverse logistics services, original design manufacturer (“ODM”) and original equipment manufacturer (“OEM”) integrated computing services, and embedded computing products and design services for the diversified computing, telecommunications, imaging, defense/aerospace, medical, semiconductor and industrial automation markets. PDSi provides a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. PDSi’s engineering, technical and operational capabilities span the entire product lifecycle allowing the Company to better understand and develop custom solutions for each of its customer’s unique requirements.

PDSi’s product capabilities range from board-level designs to globally certified, fully integrated systems, specializing in long-life computer products and unique, customer-centric solutions. PDSi’s capability to perform higher-level repair services in-region allows the Company to customize solutions for its customers so that they can deliver world-class service levels to their customers with reduced logistics, component replacement and inventory costs.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2010 and 2009

The following table summarizes the Company’s segment operating results for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2010	2009	2010	2009
Sales
Product	$2,343	$4,126	$13,112	$19,211
Service	3,971	2,924	9,982	7,764

Total	$6,314	$7,050	$23,094	$26,975

Gross profit
Product	$375	$724	$2,430	$3,157
Service	1,851	848	4,180	2,433

Total	$2,226	$1,572	$6,610	$5,590

Income (loss) from operations
Product	$137	$63	$1,501	$1,013
Service	1,367	225	2,881	735
Other	(1,010)	(1,000)	(3,067)	(3,692)

Total	$494	$(712)	$1,315	$(1,944)

The following table summarizes segment assets as of the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
Product	$3,385	$4,305
Service	5,696	6,314
Other	2,588	1,956

Total	$11,669	$12,575

The following table summarizes sales by geographic region for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2010	2009	2010	2009
United States	$5,537	$6,018	$20,713	$24,306
International	777	1,032	2,381	2,669

Total	$6,314	$7,050	$23,094	$26,975

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
United States	$1,338	$559
International	710	1,482

Total	$2,048	$2,041

International long-lived assets include goodwill of $780,000 and $821,000 as of September 30, 2010 and December 31, 2009, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding Pinnacle Data Systems, Inc. (“PDSi”, the “Company” or “we”) achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the fiscal year ending December 31, 2010. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may” and similar expressions identify forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, but are not limited to, the following:

•

changes in general economic conditions, including prolonged or substantial economic downturn, and any related financial difficulties experienced by original equipment manufacturers, end users, customers, suppliers or others with whom the Company does business;

•	changes in customer order patterns;

•	changes in our business or our relationship with major technology partners or significant customers;

•	failure to maintain adequate levels of inventory;

•	production components and service parts cease to be readily available in the marketplace;

•	lack of adequate financing to meet working capital needs or to take advantage of business and future growth opportunities that may arise;

•	inability of cost reduction initiatives to lead to a realization of savings in labor, facilities or other operational costs;

•	deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;

•	lack of success in technological advancements;

•	inability to retain certifications, authorizations or licenses to provide certain products and/or services;

•	risks associated with new business practices, processes and information systems;

•	impact of judicial rulings or government regulations, including related compliance costs;

•	disruption in the business of suppliers, customers or service providers due to adverse weather, casualty events, technological difficulty, acts of war or terror, or other causes;

•	risks associated with doing business internationally, including economic, political and social instability and foreign currency exposure; and

•	other factors from time to time described in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

The Company undertakes no obligation to publicly update or revise any such statements, except as required by applicable law.

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2009 Annual Report on Form 10-K.

Executive Overview

PDSi is a global provider of electronics repair and reverse logistics services, original design manufacturer (“ODM”) and original equipment manufacturer (“OEM”) integrated computing services, and embedded computing products and design services for the diversified computing, telecommunications, imaging, defense/aerospace, medical, semiconductor and industrial automation markets. PDSi provides a variety of engineering and manufacturing services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. We have facilities in the United States (“U.S.”), Europe and Asia. More than just an ODM, integrator or reverse logistics provider, PDSi’s engineering, technical and operational capabilities span the entire product lifecycle allowing us to better understand and develop custom solutions for each of our customer’s unique requirements. Our product capabilities range from board-level designs to globally certified, fully integrated systems, specializing in long-life computer products and unique, customer-centric solutions. Our capability to perform higher-level repair services in-region allows us to customize solutions for our customers so that they can deliver world-class service levels to their customers with reduced logistics, component replacement and inventory costs. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

During the fourth quarter of 2009, we announced the implementation of a plan to return to profitability in 2010 by focusing on our core Service segment business and current Product segment offerings, and by focusing on customer-funded development of new embedded products. We continue to fully support our current products and customer programs while maintaining the ability to upgrade these products. We have focused our sales and marketing efforts on our Service segment and on specialized product integration programs where our highly valued engineering and operational expertise give us distinct competitive advantages. We also took actions to align our operations with this focused growth strategy, including reductions and changes in senior and mid-level management to flatten the organizational structure. These actions led to profitable results for each of the first three quarters of 2010 despite difficult worldwide economic conditions that have persisted since mid-2008, and which have negatively affected our existing multi-national OEM customers and the industries in which they participate. Such economic conditions could persist and potentially could materially adversely affect our future results of operations, financial condition and cash flows.

We reviewed our net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and our pre-tax loss for the nine months ended September 30, 2009. Our net deferred tax assets primarily consist of temporary differences related to inventory reserves and federal net operating loss carryforwards. Based on our analysis and application of the required GAAP framework, we established a valuation allowance of $1.6 million against our net deferred tax asset balance, resulting in non-cash income tax expense of $1.3 million for the quarter ended September 30, 2009 despite recording a loss before income taxes for the period.

During the third quarter of 2010, we concluded that our operations had achieved sustainable profitability, and that future taxable income would more likely than not allow for realization of benefits from existing deferred tax assets. Accordingly, we reversed the current valuation allowance against all of our deferred tax assets excluding a portion related to certain state net operating loss carryforwards. As a result, the year-to-date U.S. effective tax rate for the third quarter of 2010 was approximately 34%, versus an effective rate of approximately 22% applied in the first six months of 2010. The combined impact of the valuation allowance reversal and the adjustment of the year-to-date U.S. effective tax rate resulted in a $1.3 million net non-cash benefit.

During the quarter ended September 30, 2010, we reported net income of $1,673,000, or $0.21 per diluted share, versus a net loss of $2,089,000, or $0.27 per diluted share, for the prior year quarter. During the nine months ended September 30, 2010, we reported net income of $2,282,000, or $0.29 per diluted share, versus a net loss of $3,060,000, or $0.39 per diluted share, for the prior year period. See below for further discussion of consolidated and reportable segment results of operations for the three and nine months ended September 30, 2010 and 2009.

We believe our operating results will continue to show improvement due to several factors. First, as mentioned above, we have reduced the Company’s overhead cost structure to focus resources and investment on developing our core services and current product businesses. In addition, we anticipate organic growth through our existing global service offerings and computer products, and through specialized product integration programs sold to current and new customers in markets in which higher value is rewarded with higher margins. Gross margins will vary from program to program, and the mix of programs will vary each quarter, resulting in quarterly gross margin percentage fluctuations. Consequently, it is difficult to predict quarterly gross margins on future sales.

Results of Operations

Consolidated Operations

Third Quarter – 2010 Compared to 2009

The following table summarizes the Company’s consolidated results of operations for the three months ended September 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$6,314	100.0%	$7,050	100.0%	-10%
Cost of sales	4,088	64.7%	5,478	77.7%	-25%

Gross profit	2,226	35.3%	1,572	22.3%	42%
Operating expenses	1,732	27.4%	2,284	32.4%	-24%

Income (loss) from operations	494	7.8%	(712)	-10.1%	NM
Other expense
Interest expense	4	0.1%	40	0.6%	-90%

Income (loss) before income taxes	490	7.8%	(752)	-10.7%	NM
Income tax expense (benefit)	(1,183)	-18.7%	1,337	19.0%	NM

Net income (loss)	$1,673	26.5%	$(2,089)	-29.6%	NM

The turnaround in results for the three months ended September 30, 2010 compared to the prior year period was driven by several factors. First, Service segment gross profit increased 118% primarily due to a 36% increase in Service sales driven by growth in new programs in both the United States and the Europe, Middle East and Africa (“EMEA”) region. This growth in the Service segment was a direct result of actions taken over the past year to focus our sales and marketing efforts where our highly valued engineering and operational expertise give us distinct competitive advantages in this segment. However, Service growth partially was mitigated by lower Product segment gross profit due to a 43% decline in Product sales. Our focus on specialized design services and product integration has not yet overcome downward trends that are due to our past focus on standard embedded products. We are continuing to deploy resources to generate a pipeline of new product business to offset this trend. Next, the decline in operating expenses reflects the aforementioned organizational alignment with our current business strategy. In addition, interest expense declined 88% due to significantly lower average debt balances. Finally, as described previously, during the current quarter we reversed most of the valuation allowance against deferred tax assets that we established in the prior year quarter, resulting in a $1.3 million net tax benefit during the third quarter of 2010.

For the third quarter of 2010, we had two customers that generated $2.2 million and $1.1 million, or 35% and 18%, respectively, of total sales. Of the revenues from these customers, 27% and 73% were included in Product and Service segment sales, respectively. For the third quarter of 2009, we had one customer that generated $2.6 million, or 37%, of total sales. Of the revenues from this customer, 78% and 22% were included in Product and Service segment sales, respectively. We continue to work toward developing a more diversified customer revenue base.

Year-to-Date – 2010 Compared to 2009

The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$23,094	100.0%	$26,975	100.0%	-14%
Cost of sales	16,484	71.4%	21,385	79.3%	-23%

Gross profit	6,610	28.6%	5,590	20.7%	18%
Operating expenses	5,295	22.9%	7,534	27.9%	-30%

Income (loss) from operations	1,315	5.7%	(1,944)	-7.2%	NM
Other expense
Interest expense	45	0.2%	142	0.5%	-68%

Income (loss) before income taxes	1,270	5.5%	(2,086)	-7.7%	NM
Income tax expense	(1,012)	-4.4%	974	3.6%	NM

Net income (loss)	$2,282	9.9%	$(3,060)	-11.3%	NM

Profitable growth of our Service segment, combined with our reduction in operating expenses and manufacturing overhead costs as described above, resulted in net income for the nine months ended September 30, 2010 compared to a net loss in the prior year period. Service segment gross profit increased 72% due to a 29% increase in Service sales attributable to new program growth in both the U.S. and EMEA. However, lower Product segment gross profit, driven by a 32% decline in Product sales, partially offset the Service segment growth. Furthermore, interest expense declined 68% due to significantly lower average debt balances. Lastly, the aforementioned deferred tax asset valuation allowance reversal in the third quarter of 2010, which was established in the prior year third quarter, resulted in a $1.3 million net tax benefit for the nine months ended September 30, 2010.

For the first nine months of 2010, we had three customers that generated $7.6 million, $2.8 million and $2.4 million, or 33%, 12% and 10%, respectively, of total sales. Of the revenues from these customers, 47% and 53% were included in Product and Service segment sales, respectively. For the first nine months of 2009, we had two customers that generated $9.1 million and $4.3 million, or 34% and 16%, respectively, of total sales. Of the revenues from these customers, 86% and 14% were included in Product and Service segment sales, respectively. As mentioned above, we continue to work toward better customer diversification.

Segment Operations

Product

Third Quarter – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Product segment for the three months ended September 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$2,343	100.0%	$4,126	100.0%	-43%
Cost of sales	1,968	84.0%	3,402	82.5%	-42%

Gross profit	$375	16.0%	$724	17.5%	-48%

Lower Product segment gross profit primarily was due to a 43% decrease in Product sales. Most of the revenue shortfall was attributable to a $1.6 million decline in sales to large OEMs in the diversified computing, imaging and telecommunications sectors, partially offset by growth in smaller accounts in various industries. The deterioration in gross profit as a percentage of sales to 16% in 2010 from 18% in 2009 reflects reduced fixed cost operating leverage associated with the decrease in revenue levels.

Year-to-Date – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Product segment for the nine months ended September 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$13,112	100.0%	$19,211	100.0%	-32%
Cost of sales	10,682	81.5%	16,054	83.6%	-33%

Gross profit	$2,430	18.5%	$3,157	16.4%	-23%

The decline in Product segment gross profit primarily was due to a 32% decrease in Product revenue, including a $6.3 million decline in sales to large OEMs in the diversified computing, imaging and medical industries. Strong growth in the telecommunications sector, which increased $0.6 million, partially offset the overall decline in Product sales. A continued shift in sales mix to higher margin business, as well as actions taken over the past year to reduce overhead costs consistent with lower Product revenue levels, resulted in an 19% gross margin in 2010 compared to 16% in 2009.

Service

Third Quarter – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Service segment for the three months ended September 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$3,971	100.0%	$2,924	100.0%	36%
Cost of sales	2,120	53.4%	2,076	71.0%	2%

Gross profit	$1,851	46.6%	$848	29.0%	118%

Higher Service segment gross profit primarily was due to a 36% increase in Service sales driven by growth in programs ramped recently in both the U.S. and EMEA. The increase in gross profit as a percentage of sales to 47% in 2010 from 29% in 2009 was driven by operating leverage on increased revenues and ongoing improvements in the operational efficiency of the Service segment. This improvement reflects our strategic focus on this business and our efforts to further reduce the cost of our supply chain through our commitment to lean manufacturing principles.

Year-to-Date – 2010 Compared to 2009

The following table summarizes the Company’s gross profit for the Service segment for the nine months ended September 30:

(dollars in thousands)	2010	% of Sales	2009	% of Sales	% Change
Sales	$9,982	100.0%	$7,764	100.0%	29%
Cost of sales	5,802	58.1%	5,331	68.7%	9%

Gross profit	$4,180	41.9%	$2,433	31.3%	72%

The improvement in Service segment gross profit was driven by new program growth in both the U.S. and EMEA, which led to a 29% increase in Service sales. Continuing gains in operating leverage on increased sales and improved efficiency drove the increase in gross profit as a percentage of sales to 42% in 2010 from 31% in 2009.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from operations and borrow funds at competitive rates to meet operating and growth needs.

Our current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
Line of credit	$337	$2,413

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	7,944	5,617
Accumulated other comprehensive income (loss)	(71)	(29)

Total stockholders’ equity	7,873	5,588

Total capital	$8,210	$8,001

Based on the Company’s historical cash flow, current financial results and unused available capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following table summarizes the Company’s condensed consolidated cash flows for the nine months ended September 30:

(in thousands)	2010	2009
Net cash provided by operating activities	$1,833	$4,079
Net cash used in investing activities	(150)	(237)
Net cash used in financing activities	(1,881)	(3,907)
Effect of exchange rate on cash	(1)	8

Decrease in cash	(199)	(57)
Cash at beginning of period	323	282

Cash at end of period	$124	$225

Operating Activities

Net cash provided by operating activities was $1.8 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively. Net income (loss) adjusted for the effects of non-cash items, which primarily include inventory reserves, depreciation expense and deferred income taxes, resulted in cash inflows of $1.8 million and cash outflows of $0.2 million in the first nine months of 2010 and 2009, respectively. Changes in working capital resulted in no cash provided for the first nine months of 2010 compared to $4.3 million for the comparable period of 2009. Higher cash provided by operating activities in the prior year period primarily was driven by a reduction in net working capital in 2009 in response to declining sales volumes.

Investing Activities

Net cash used in investing activities represents purchases of property and equipment and was not significant for the nine months ended September 30, 2010 and 2009.

Financing Activities

Net cash used in financing activities was $1.9 million and $3.9 million for the first nine months of 2010 and 2009, respectively. Financing activity in both periods primarily reflects net repayments on the Company’s line of credit. All cash generated by U.S. operations after funding investing activities is applied to the line of credit.

On April 3, 2009, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $9.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: (1) the sum of (a) 85% of the aggregate amount of eligible receivable accounts located within the United States, plus (b) 75% of the aggregate amount of eligible receivable accounts located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000; less (2) the sum of a borrowing base reserve which may be established by Wells Fargo at its sole discretion, plus other indebtedness to Wells Fargo which may occur outside of the Credit Agreement.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum book net worth financial covenant as of June 30 and September 30, 2009, and for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complied with each of the financial covenants described above for both of the fiscal quarters ended December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ended December 31, 2009 and March 31, 2010, the $250,000 reduction and block of availability under the borrowing base was removed during the second quarter of 2010.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets; or (3) any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

During the normal course of business, we may have numerous outstanding purchase orders with vendors to purchase inventory for use in products that are sold to our customers or are used in performing repair services for our customers. We do not record such orders as liabilities on the consolidated balance sheets until the material is placed on a common carrier or delivered to the Company’s facilities, depending on terms of the arrangement. We have no minimum purchase quantity requirements with any of its vendors.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Our most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K describes the significant accounting policies and methods used by the Company. See Part I – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for information regarding recently issued accounting standards. Our critical accounting policies have not changed materially from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

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
31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2010

Contained herein

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2010

Contained herein

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2010

Contained herein

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2010

Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: October 29, 2010	/s/ John D. Bair
John D. Bair Chief Executive Officer

Date: October 29, 2010	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot Chief Financial Officer