Form 10-K
period 2010-12-31
PINNACLE DATA SYSTEMS INC
filed 2011-03-11
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2010 computed by reference to the closing sale price per share of the registrant’s common shares on NYSE Amex was $6,355,505.

On March 8, 2011, the registrant had outstanding 7,864,349 common shares without par value, which is the registrant’s only class of common equity.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

PINNACLE DATA SYSTEMS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

SAFE HARBOR STATEMENT

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding Pinnacle Data Systems, Inc. achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the year ending December 31, 2011. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may” and similar expressions identify forward-looking statements that speak only as of the date of this Annual Report on Form 10-K. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, but are not limited to, the following:

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

About PDSi

PDSi is a global provider of electronics repair and reverse logistics services; system integration and original design manufacturer (“ODM”) computing design and manufacturing services; and embedded computing products and design services for the diversified computing, telecommunications, imaging, defense/aerospace, medical, semiconductor and industrial automation markets. PDSi provides a variety of engineering and manufacturing services for global original equipment manufacturers (“OEMs”) requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. We have facilities in the United States (“U.S.”), Europe and Asia. More than just an ODM, integrator or reverse logistics provider, PDSi’s engineering, technical and operational capabilities span the entire product lifecycle allowing us to better understand and develop custom solutions for each of our customer’s unique requirements. Our product capabilities range from board-level designs to globally certified, fully integrated systems, specializing in long-life computer products and unique, customer-centric solutions. Our capability to perform higher-level repair services in-region allows us to customize solutions for our customers so that they can deliver world-class service levels to their customers with reduced logistics, component replacement and inventory costs.

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

Many of our products are based on the high performance computer processing technologies of Oracle, Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), three of the world’s leading producers of computer components and systems. Our board-level products incorporate unique designs based on these leading-edge technologies and are engineered into the embedded form factor standards used by these OEMs, such as CompactPCI, ATX, AdvancedTCA and MicroTCA. Our target OEMs for our product design and integration offerings are key players in industries such as diversified computing, telecommunications, imaging, defense/aerospace, medical and industrial automation. These industries are typified as requiring long-lifecycle, high reliability and high performance solutions that have challenging environmental requirements for which commercial off the shelf (“COTS”) products often are unsuitable. Our goal is to develop solutions that address these challenges and meet very specific OEM requirements. Where commercially viable, we seek to develop fully custom products designed to niche requirements not otherwise served by COTS solutions.

These products are sold to OEMs and then typically resold to end-users as part of the OEMs’ final products. OEMs design, engineer, manufacture, assemble, modify and/or integrate computer systems or components to fit their specific application needs. Where a more integrated deliverable is preferred by the OEM, we will leverage our long-standing expertise in system design to combine our products with other third party computer components or peripherals, such as chassis enclosures, power supplies and software, and deliver a turnkey solution. Our goal is for these integrated solutions to contain sufficient content originated by PDSi to create recurring business with customers and to solidify their ongoing perception of value. Thus, we seek to develop OEM relationships that lead to high-value customization and multi-year engagements to deliver turnkey solutions.

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

We have a long history of working with legacy equipment and discontinued products. We specialize in servicing products where high mix and declining volumes have become a challenge to others. Our EOL product management service allows our customers to maximize the return on their investment in technology by providing continued support for products either no longer in production or no longer supported by the original manufacturer. This allows our customers to eliminate or delay the engineering, software development and re-certification costs required to integrate new technology into their products. For example, when a computer board manufacturer stops manufacturing a particular board, its OEM customers are left with few or no alternative sources for the boards they require to continue building or repairing their products. We can provide the boards, purchased from a number of available sources, either new or refurbished, or we can redesign a new board with the same form, fit and function with components that are readily available at the time.

We are an Oracle Master Distributor authorized to provide our customers with the right to use Solaris, Oracle’s UNIX operating system, and we are a Gold Partner in the Oracle PartnerNetwork. We are an authorized Intel Product Dealer and have earned Intel Associate Level status for our distinct level of competency with Intel technologies. We are an authorized AMD Platinum Solution Provider. We also are licensed by Microsoft to distribute embedded Microsoft operating systems.

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

Customers

We derive a significant amount of our sales from a relatively small number of customers. Our two largest customers during 2010 and 2009 combined to generate 47% and 54%, respectively, of total sales. Major customer relationships consist of multiple product or service programs in various stages of their lifecycle.

While many of our customers are Fortune 500 companies, in recent years we have expanded our marketing and sales efforts to the middle market (companies with less than $5 billion in sales) where we believe our value is recognized, providing higher margin opportunities.

The Company’s strategic focus continues to be on growth in the number and diversity of programs within our current customer base, as well as expansion of the total number of customers in that base. However, the Company’s relatively small number of customers can create significant sales volatility. If sales generated by any of our largest customers or other customers that provide meaningful revenues declined significantly without additional new business, the results of our operations could be materially adversely affected.

Suppliers

We believe all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by current customer demand. In 2010, no supplier provided greater than 10% of the component parts that we purchased to meet our production and service requirements. In 2009, three suppliers provided 13%, 12% and 11%, respectively, of the Company’s purchased component parts.

Working Capital

We can be required to carry significant amounts of inventory to meet production schedules and maintain repair service obligations to our customers. As requirements for inventory and other working capital vary with Product and Service revenues, we will continue to evaluate financing alternatives to fund the future growth of the Company and its working capital needs.

Competition

The primary competitive factors in the electronics repair and reverse logistics services industry are cost, quality and scope of services provided, which are based, to a large degree, on in-house technical expertise and the ability to provide service in-region. We compete with the in-house repair centers of OEMs; third party maintenance providers; contract manufacturers (“CMs”) such as Celestica and Flextronics; global repair organizations such as Data Exchange Corp., Communications Test Design, Inc., Comtec Systems and Decision One; and other specialized independent depot repair organizations. In the system integration and ODM computing market, we compete with Celestica, Flextronics, Jabil Circuit, Sanmina-SCI Corp. and Foxconn Electronics. CMs can also be a potential customer when they are looking to outsource smaller or more complex repair programs while still maintaining control of their customer relationships (rather than opening a door for that customer to go to a competitor).

We believe we differentiate ourselves by offering: (1) complete packaged solutions supported by a broad scope of repair and logistics service offerings; (2) programs for more complex, lower volume and EOL products that are not our competitors’ focus or strength; (3) service centers in the North America, EMEA and APAC regions; (4) flexibility in tailoring our operating procedures to fulfill stringent quality, documentation and reporting requirements, including registrations under ISO9001, ISO13485 for medical devices, TL9000 for telecommunications equipment, and ISO14001 for our environmental and safety processes; (5) cost-effective solutions to fulfill our customers’ service needs; and (6) experience working with and for a wide variety of technologies and large, well-known OEM customers. However, a number of our competitors have substantially greater technical, manufacturing, marketing and financial resources to develop and market similar services should they choose to do so.

Competition for our embedded computing products comes from other computer products companies (and divisions) such as Curtiss-Wright Embedded Computing, Emerson Embedded Computing, GE Fanuc Intelligent Platforms, Kontron, Radisys and Vadatech.

We market our products and customization services to specific customers and industry niches to minimize competition from larger players, as the cost involved may be prohibitive for our competitors to support the product development, manufacture and service of the smaller volumes typical of our customers’ requirements. We differentiate ourselves from smaller companies through our breadth of service offerings and our global service and distribution capabilities. In addition, we believe we differentiate ourselves from these competitors through the strength of our close relationships with our large OEM partners (Oracle, Intel, AMD and others). The level of engineering complexity and after-the-sale service and support on some products reduces competition from value-added resellers of all sizes and geographies, and from COTS products. However, many of our competitors have substantially greater technical, manufacturing, marketing and financial resources to develop and market engineering and manufacturing services or COTS products.

We believe that our technical, service and operational capabilities, which coupled with our agility, responsiveness, and willingness to design and build products meeting specific customer requirements, give us a competitive edge and allow us to build long-term relationships.

Trademarks

The Company holds the registration rights under the federal trade and service marks to its “PDSi” logo and for “Pinnacle Data Systems.”

License and Royalty Agreements

The Company has entered into various license and royalty agreements for technology exchange. The purpose of these agreements generally has been to obtain certain proprietary or patented technology used in products we build. We believe that no single license and royalty agreement is material in relation to our business as a whole.

Research and Development

The Company’s research and development (“R&D”) costs primarily support specific customer programs. Any external costs that are not dedicated to specific customer programs are expensed as incurred and recorded in operating expenses in the consolidated statements of operations. Non-customer specific R&D expenses were immaterial in 2010 and totaled $0.5 million in 2009.

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

Employees

As of December 31, 2010, we had 148 full-time employees. We depend on certain key employees and face competition in hiring and retaining qualified employees. We believe we have a good relationship with our employees, none of whom are subject to collective bargaining agreements.

Availability of Information

The Company makes available through its internet website (www.pinnacle.com) in the “Investor Relations” section as soon as reasonably practicable its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, after electronically filing such material with the SEC. The Company has posted on its website a copy of its code of business conduct and ethics and conflict of interest policy. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

We lease approximately 113,000 square feet of production, warehouse, laboratory and office space in a building located at 6600 Port Road, Groveport, Ohio. We entered into a ten-year lease in May 1999. In February 2009, this lease was amended to extend the lease to July 2012 at reduced annual rates. In addition, we lease approximately 52,000 square feet of warehouse and logistics space in a building located at 6295 Commerce Center Drive, Groveport, Ohio, within two miles of our main Groveport facility. This lease also was amended in February 2009 to extend its term from the original termination date of April 2009 to July 2012 at reduced annual rates.

We also lease approximately 34,000 square feet of space for our EMEA operation located at Morsestraat 26, 4004 JP Tiel, the Netherlands. We entered into a five-year lease in November 2008, which may be extended in five-year increments. In November 2008, we also leased approximately 6,000 square feet of space for our APAC operation at Leahander Centre, 28 Wang Wo Tsai Street, Tsuen Wan, Hong Kong. The initial two-year term of this lease expired in November 2010, and we continue to lease the space on a month-to-month basis.

Our facilities are well maintained and suitable for the operations conducted, and we have adequate productive capacity for our current requirements and future growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company periodically becomes involved in claims and legal proceedings that arise in the ordinary course of its business. No pending litigation, individually or collectively, is expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Company’s common stock trades on NYSE Amex under the stock symbol “PNS.” The following table summarizes the range of high and low sales prices of the Company’s common shares on NYSE Amex during 2010 and 2009:

	Market Price
Quarter Ended	High	Low	Closing
March 31, 2010	$0.75	$0.42	$0.70
June 30, 2010	1.90	0.65	0.95
September 30, 2010	1.30	0.88	1.07
December 31, 2010	1.85	1.05	1.25

March 31, 2009	$0.58	$0.30	$0.51
June 30, 2009	0.75	0.36	0.50
September 30, 2009	0.79	0.46	0.75
December 31, 2009	0.80	0.28	0.47

(b)	Holders. On March 8, 2011, there were 76 shareholders of record of the Company’s common stock. Most of the shares of Company common stock not held by officers and directors are held in street name.

(c)	Dividends. During the past five years, the Company has not paid cash dividends. Payments of dividends are within the discretion of our Board of Directors subject to bank covenant limitations. The Company does not expect to pay dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2010 with respect to shares of Pinnacle Data Systems, Inc. common stock that may be issued under the Company’s existing equity compensation plan, the Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”). The Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan (the “Directors Plan”) expired by its terms on March 22, 2010. Accordingly, stock options outstanding under the Directors Plan may still be exercised prior to their expiration, but no new stock options may be granted. See Proposal Two in the Company’s proxy statement for the 2011 fiscal year annual meeting of shareholders for information regarding a proposal to adopt an amendment to the 2005 Plan to include non-employee directors as eligible recipients of equity incentive grants (other than incentive stock options) under the 2005 Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	1,482,600	$1.34	3,785,369

(1)	Includes options outstanding under both the 2005 Plan and the Directors Plan. The Company does not have any plans that have not been approved by shareholders.

(2)	The aggregate number of common shares that may be granted under the 2005 Plan increases on the last day of each fiscal year beginning in 2005 equal to the lesser of (a) 5% of the Company’s total outstanding shares on such date, or (b) a lesser amount determined by the Company’s Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations (“MD&A”) of the Company for the years ended December 31, 2010 and 2009. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes contained in this Annual Report on Form 10-K.

Executive Overview

See Part I, Item 1 – Business – Overview for a complete description of the Company.

During the fourth quarter of 2009, we implemented a plan to return to profitability in 2010 by focusing on our core Service segment business and current Product segment offerings, and by focusing our product development on customer-specific programs. We continue to fully support our current products and customer programs while maintaining the ability to upgrade these products. We have focused our sales and marketing efforts on our Service segment and on specialized product integration programs where our highly valued engineering and operational expertise give us distinct competitive advantages. We also took actions to align our operations with this focused growth strategy, including reductions and changes in senior and mid-level management to flatten the organizational structure. These actions led to profitable results in 2010 despite difficult and uncertain worldwide economic conditions that have persisted since mid-2008, and which affected our existing multi-national OEM customers and the industries in which they participate. Such economic conditions and uncertainty could persist and potentially could materially adversely affect our future results of operations, financial condition and cash flows.

During the year ended December 31, 2010, the Company reported net income of $3.1 million, or $0.38 per diluted share, versus a net loss of $3.4 million, or $0.44 per diluted share, for 2009. As discussed further below, results for both years were significantly impacted by nonrecurring items, including a net tax benefit in 2010 of $2.0 million and net charges in 2009 of $2.5 million.

We reviewed our net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and our pre-tax loss for the nine months ended September 30, 2009. At that time, our net deferred tax assets primarily consisted of temporary differences related to inventory reserves and federal net operating loss (“NOL”) carryforwards. Based on our analysis and application of the framework required by United States generally accepted accounting principles (“GAAP”), we established a valuation allowance of $1.6 million against our net deferred tax assets.

During the third quarter of 2010, we concluded that our operations had demonstrated sustainable profitability, and that future taxable income would more likely than not allow for realization of benefits from existing deferred income tax assets. Accordingly, we reversed the current valuation allowance against all of our deferred tax assets excluding a portion related to certain state NOL carryforwards, resulting in a $1.5 million non-cash benefit.

Although we periodically have considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, our then recent lack of taxable income, combined with existing NOL carryforwards, precluded an economical pursuit of such credits. However, based on the recent positive changes in the Company’s operating results and financial position, as well as the use of existing NOL carryforwards, we determined during the fourth quarter of 2010 that both the cost of an R&D credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future are justified by the resulting benefits. Accordingly, the Company’s 2010 results included a net income tax benefit of $0.5 million for estimated R&D credits for tax years 2001 through 2010 that we believe are more likely than not to be sustained upon examination by the Internal Revenue Service. We began our R&D study late in 2010 and expect to finalize the calculation and documentation of these R&D credits during 2011. It is reasonably possible that we may record a material adjustment to the recorded amount of the estimated R&D credits during 2011 as we finalize our study and complete the filing of amended tax returns.

The Company’s 2009 results included the following nonrecurring items: 1) the $1.6 million non-cash deferred tax asset valuation allowance described previously; 2) full year severance expenses totaling $1.1 million pre-tax, including $0.8 million pre-tax related to the fourth quarter organizational changes noted above; 3) inventory write-offs of $0.1 million related to the aforementioned shift in strategy in late 2009; and 4) a tax benefit of $0.3 million recorded during 2009 due to a change in federal tax law allowing for a longer carryback of NOLs.

Our effective income tax rates for 2010 and 2009 were significantly impacted by the nonrecurring activity described above. We expect a more normalized effective tax rate of approximately 36% in 2011 subject to the impact of possible adjustments related to R&D credits as mentioned above. See Note 8 to the consolidated financial statements for additional information related to the aforementioned nonrecurring income tax items, and see below for further discussion of consolidated and reportable segment results of operations for the years ended December 31, 2010 and 2009.

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

Results of Operations

Consolidated Operations

The following table summarizes the Company’s consolidated results of operations for the years indicated:

	Years Ended December 31,				% Change
(dollars in thousands)	2010	% of Sales	2009	% of Sales
Sales	$29,445	100.0%	$35,638	100.0%	-17%
Cost of sales	20,689	70.3%	28,320	79.5%	-27%

Gross profit	8,756	29.7%	7,318	20.5%	20%
Operating expenses	7,032	23.9%	9,927	27.9%	-29%

Income (loss) from operations	1,724	5.9%	(2,609)	-7.3%	NM
Other expense
Interest expense	51	0.2%	176	0.5%	-71%

Income (loss) before income taxes	1,673	5.7%	(2,785)	-7.8%	NM
Income tax expense (benefit)	(1,390)	-4.7%	665	1.9%	NM

Net income (loss)	$3,063	10.4%	$(3,450)	-9.7%	NM

Profitable Service segment growth, combined with lower operating expenses as described above and manufacturing efficiencies, resulted in net income for 2010 compared to a net loss in the prior year. Service segment gross profit increased 58% primarily due to a 23% increase in Service sales attributable to new program growth with higher margins. Operating expense reductions included a $0.4 million reduction of R&D expenses, reflecting the shift in strategic focus in 2010, and $0.2 million for bad debts. In addition, interest expense declined 71% due to significantly lower average debt balances as we continued to pay down our line of credit. Lower Product segment gross profit, driven by a 36% decline in Product sales, partially mitigated the Service segment growth. Lastly, the Company recorded a $2.0 million net income tax benefit in 2010 due to the aforementioned deferred tax asset valuation allowance reversal ($1.5 million) and the R&D tax credits ($0.5 million). As mentioned previously, 2009 included a net charge of $2.5 million related to nonrecurring items (a deferred tax valuation allowance of $1.6 million, severance expenses of $1.1 million pre-tax, inventory write-downs of $0.1 million pre-tax and a tax benefit of $0.3 million).

For 2010, the Company had two customers that generated $9.9 million and $3.9 million, or 34% and 13%, respectively, of total sales. Of the combined revenues from these customers, 42% and 58% were included in Product and Service segment sales, respectively. For 2009, the Company had two customers that generated $14.5 million and $4.6 million, or 41% and 13%, respectively, of total sales. Of the combined revenues from these customers, 76% and 24% were included in Product and Service segment sales, respectively. We continue to work toward developing a more diversified customer revenue base across both our Product and Service segments.

Segment Operations

Product

The following table summarizes the Company’s gross profit for the Product segment for the years indicated:

	Years Ended December 31,				% Change
(dollars in thousands)	2010	% of Sales	2009	% of Sales
Sales	$15,720	100.0%	$24,523	100.0%	-36%
Cost of sales	12,659	80.5%	20,815	84.9%	-39%

Gross profit	$3,061	19.5%	$3,708	15.1%	-17%

The decline in Product segment gross profit was driven by a 36% decrease in Product revenue, including $8.5 million lower sales to large OEMs in the diversified computing, imaging and medical industries. Declining sales in this segment reflect lower integration program activity due to the Company’s previous narrow focus on embedded products over the past several years through the first half of 2009. However, sales mix continued to shift to higher margin business which, coupled with actions taken over the past year to reduce manufacturing overhead costs consistent with lower Product revenue levels, resulted in a 20% gross margin in 2010 compared to 15% in 2009.

Service

The following table summarizes the Company’s gross profit for the Service segment for the years indicated:

	Years Ended December 31,				% Change
(dollars in thousands)	2010	% of Sales	2009	% of Sales
Sales	$13,725	100.0%	$11,115	100.0%	23%
Cost of sales	8,030	58.5%	7,505	67.5%	7%

Gross profit	$5,695	41.5%	$3,610	32.5%	58%

Gross profit in the Service segment increased primarily due to new higher margin program growth in both the U.S. and EMEA. The 23% increase in Service sales reflects the Company’s focus on growing this segment as part of its core strategy along with enhanced in-region service capabilities in EMEA. Continuing gains in operating leverage on increased sales and improved efficiency drove an increase in gross profit as a percentage of sales from 33% in 2009 to 42% in 2010.

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

Our current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in thousands)	2010	2009
Line of credit	$273	$2,413

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	8,751	5,617
Accumulated other comprehensive income (loss)	(90)	(29)

Total stockholders’ equity	8,661	5,588

Total capital	$8,934	$8,001

Based on the Company’s historical cash flow, current financial results and unused available capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following tables summarize the Company’s consolidated cash flows for the years ended December 31:

(in thousands)	2010	2009
Net cash provided by operating activities	$2,261	$4,128
Net cash used in investing activities	(190)	(287)
Net cash used in financing activities	(1,927)	(3,804)
Effect of exchange rate on cash	(2)	4

Increase in cash	142	41
Cash at beginning of year	323	282

Cash at end of year	$465	$323

Operating Activities

Net cash provided by operating activities was $2.3 million in 2010 compared to $4.1 million in 2009. Net income (loss) adjusted for the effects of non-cash items, which primarily include deferred income taxes, inventory reserves and depreciation expense, resulted in cash inflows of $2.2 million in 2010 and cash outflows of $0.6 million in 2009. Changes in working capital provided net cash of $0.1 million and $4.7 million in 2010 and 2009, respectively. Higher cash provided by operating activities in the prior year primarily was driven by the reduction in net working capital in 2009 in response to declining sales volumes.

Investing Activities

Net cash used in investing activities represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $1.9 million and $3.8 million for 2010 and 2009, respectively. Financing activity in both years primarily reflects net repayments on the Company’s line of credit. All cash generated by U.S. operations after funding investing activities is applied to the line of credit.

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009, and the minimum book net worth financial covenant as of those dates. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complied with each of the financial covenants described above for both of the fiscal quarters ended December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ended December 31, 2009 and March 31, 2010, the $250,000 reduction and block of availability under the borrowing base were removed during the second quarter of 2010. The Company was in compliance with all financial covenants as of December 31, 2010.

The outstanding balance on the Line bears interest at an annual rate of either: (1) a floating rate equal to the greater of 4% or the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or for advances for which the Company elects (2) a rate based on the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

The Credit Agreement may be terminated by the Company upon 90 days written notice, or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital. Any unused portions of the maximum amount of the Line are subject to unused Line fees.

On April 3, 2009, in connection with entering into the Credit Agreement described above, the Company terminated its prior loan agreement with KeyBank National Association and made a final payment of all borrowings outstanding. The Company did not incur any early termination penalties in connection with the termination of that loan agreement.

The average line of credit balances for the years ended December 31, 2010 and 2009 were $0.8 million and $2.9 million, respectively. The Company paid interest on lines of credit of $59,000 and $183,000 for the years ended December 31, 2010 and 2009, respectively. The borrowing rate was 6.62% and 6.61% as of December 31, 2010 and 2009, respectively. The weighted average interest rate was 6.66% and 6.21% during the years ended December 31, 2010 and 2009, respectively.

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

During the normal course of business, we may have numerous outstanding purchase orders with vendors to purchase inventory for use in products that are sold to our customers or are used in performing repair services for our customers. We do not record such orders as liabilities on the consolidated balance sheets until the material is placed on a common carrier or delivered to the Company’s facilities, depending on terms of the arrangement, or when pulled from on-site vendor managed inventory. We have no minimum purchase quantity requirements with any of our vendors.

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

Goodwill

In connection with the acquisition of the PDSi Tiel facility during 2008, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit is also tested for impairment on an interim basis if an event occurs or circumstances change which could more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting unit, including expected levels of revenues and earnings, the method used to determine fair value, and discount rates. The Company estimates the implied fair value of goodwill using a net present value methodology dependent on significant assumptions related to estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the Company’s model are based on planned growth with an assumed perpetual growth rate. The capitalization rates are based on the Company’s current cost of debt and equity capital, and tax rates are maintained at current levels.

Due to the operating losses at the Company and the PDSi Tiel reporting unit levels for the six months ended June 30, 2009, the Company determined that a triggering event had occurred. Accordingly, the Company performed an interim goodwill impairment test during the second quarter of 2009. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date. Management determined that no additional interim impairment testing was warranted during the third quarter of 2009 based on profitability at the reporting unit level for the three months ended September 30, 2009. The Company performed its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. Using a 15% discount rate assumption, the Company estimated that the fair value of the PDSi Tiel reporting unit exceeded its carrying value by approximately 25%. The Company performed its 2010 annual goodwill impairment testing during the fourth quarter of 2010 based on third quarter 2010 financial information. Using a 15% discount rate assumption, the Company estimated that the fair value of the PDSi Tiel reporting unit exceeded its carrying value by approximately 225%. Accordingly, no impairment was warranted for any period tested.

The Company can provide no assurance that a material impairment charge to goodwill will not occur in a future period. The Company will continue to monitor events and circumstances in future periods to determine whether additional interim impairment testing is warranted.

Income Taxes

Management provides for income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for income taxes are estimates regarding the deductibility of certain items. In the event the ultimate deductibility of certain items differs from estimates, management may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations. As of December 31, 2010, the Company had a material uncertain tax position related to R&D tax credits. The Company had no material uncertain tax positions as of December 31, 2009. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and NOL and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established when it is determined that, based on application of the required GAAP framework, it is more likely than not that the deferred tax asset will not be fully realized. See Item 7 – MD&A – Executive Overview for discussion of the Company’s establishment of a deferred tax asset valuation allowance during 2009 and the subsequent reversal of most of the allowance in 2010. The Company can provide no assurance that a change in the deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances in future periods to determine whether a change in the valuation allowance is warranted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Data Systems, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Data Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Data Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ MCGLADREY & PULLEN, LLP

Columbus, Ohio
March 11, 2011

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$465	$323
Accounts receivable, net of allowance for doubtful accounts of $106 and $232, respectively	4,469	5,932
Inventory, net	3,226	3,754
Deferred income taxes	762	22
Prepaid expenses and other current assets	492	503

Total current assets	9,414	10,534

PROPERTY AND EQUIPMENT
Property and equipment, cost	6,056	5,899
Less accumulated depreciation and amortization	(5,371)	(5,038)

Total property and equipment, net	685	861

OTHER ASSETS
Goodwill	767	821
Deferred income taxes	929	52
Other assets	193	307

Total other assets	1,889	1,180

TOTAL ASSETS	$11,988	$12,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$273	$2,413
Accounts payable	1,404	2,694
Accrued wages, payroll taxes and employee benefits	581	1,014
Unearned revenue	30	85
Other current liabilities	743	555

Total current liabilities	3,031	6,761

LONG-TERM LIABILITIES
Accrued other	296	226

TOTAL LIABILITIES	3,327	6,987

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,864 and 7,825 shares issued and outstanding, respectively	5,790	5,769
Additional paid-in capital	1,962	1,912
Accumulated other comprehensive income (loss)	(90)	(29)
Retained earnings (deficit)	999	(2,064)

Total stockholders’ equity	8,661	5,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,988	$12,575

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share)

	For the Years Ended December 31,
	2010	2009
Sales	$29,445	$35,638
Cost of sales	20,689	28,320

Gross profit	8,756	7,318
Operating expenses	7,032	9,927

Income (loss) from operations	1,724	(2,609)
Other expense
Interest expense	51	176

Income (loss) before income taxes	1,673	(2,785)
Income tax expense (benefit)	(1,390)	665

Net income (loss)	$3,063	$(3,450)

Weighted average common shares outstanding:
Basic	7,837	7,825
Diluted	8,021	7,825

Earnings (loss) per common share:
Basic	$0.39	$(0.44)
Diluted	0.38	(0.44)

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2008	7,825	$5,769	$1,797	$(57)	$1,386	$8,895
Share-based payment expense	—	—	115	—	—	115
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	(3,450)	(3,450)
Foreign currency translation	—	—	—	28	—	28

Total comprehensive loss						(3,422)

Balance – December 31, 2009	7,825	5,769	1,912	(29)	(2,064)	5,588
Stock issued	39	21	—	—	—	21
Share-based payment expense	—	—	50	—	—	50
Comprehensive income, net of taxes:
Net income	—	—	—	—	3,063	3,063
Foreign currency translation	—	—	—	(61)	—	(61)

Total comprehensive income						3,002

Balance – December 31, 2010	7,864	$5,790	$1,962	$(90)	$999	$8,661

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,063	$(3,450)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	(55)	169
Inventory reserves	318	1,084
Depreciation and amortization	387	538
Loss on disposal of equipment	—	6
Provision (benefit) for deferred income taxes	(1,638)	992
Share-based payment expense	50	115
(Increase) decrease in assets:
Accounts receivable	1,492	5,460
Inventory	197	612
Prepaid expenses and other assets	36	380
Increase (decrease) in liabilities:
Accounts payable	(1,392)	(1,810)
Unearned revenue	(54)	(53)
Other liabilities	(143)	85

Total adjustments	(802)	7,578

Net cash provided by operating activities	2,261	4,128

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(190)	(287)

Net cash used in investing activities	(190)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(2,140)	(2,995)
Net change in outstanding checks	126	(662)
Other	87	(147)

Net cash used in financing activities	(1,927)	(3,804)

EFFECT OF EXCHANGE RATE ON CASH	(2)	4

INCREASE IN CASH	142	41
Cash at beginning of year	323	282

Cash at end of year	$465	$323

See accompanying notes to consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

1. Nature of Operations

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) is a global provider of electronics repair and reverse logistics services; system integration and original design manufacturer (“ODM”) computing design and manufacturing services; and embedded computing products and design services for the diversified computing, telecommunications, imaging, defense/aerospace, medical, semiconductor and industrial automation markets. PDSi provides a variety of engineering and manufacturing services for global original equipment manufacturers (“OEMs”) requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. PDSi’s product capabilities range from board-level designs to globally certified, fully integrated systems, specializing in long-life computer products and unique, customer-centric solutions. The Company has facilities in the following regions: the United States (“U.S.”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

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

Foreign Currency Translation

The functional currency for PDSi Tiel is the Euro. For consolidated reporting purposes, assets and liabilities of this operation are translated into U.S. dollars using the foreign exchange rate at the end of the reporting period; income and expense items are translated at the weighted average exchange rates during the reporting period; and equity is translated at historical exchange rates.

Concentration of Risk

Financial instruments which potentially subject the Company to a concentration of credit risk primarily consist of accounts receivable. The Company grants credit to its customers, which vary in terms of size, geographic

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

location and financial strength. Customer payment terms typically range from 30 to 60 days. The Company monitors and evaluates customer balances on a regular basis to ensure collectability and to assess any known risk of loss surrounding the customer.

For 2010, the Company had two customers that generated $9.9 million and $3.9 million, or 34% and 13%, respectively, of total sales. Of the combined revenues from these customers, 42% and 58% were included in Product and Service segment sales, respectively. In addition, these customers represented 30% and 9%, respectively, of accounts receivable as of December 31, 2010. For 2009, the Company had two customers that generated $14.5 million and $4.6 million, or 41% and 13%, respectively, of total sales. Of the combined revenues from these customers, 76% and 24% were included in Product and Service segment sales, respectively. In addition, these customers represented 40% and 3%, respectively, of accounts receivable as of December 31, 2009. Major customer relationships consist of multiple product or service programs in various stages of their lifecycle. The Company continues to work toward developing a more diversified customer revenue base across both its Product and Service segments.

The Company’s cash balances may exceed federally insured levels. The Company monitors cash balances to minimize the risk of loss.

The Company believes all critical production components and service parts, or suitable substitutes, are readily available in the marketplace from multiple manufacturers and/or suppliers, new or refurbished, as required by current customer demand. In 2010, no supplier provided greater than 10% of the component parts that the Company purchased to meet production and service requirements. In 2009, three suppliers provided 13%, 12% and 11%, respectively, of the Company’s purchased component parts.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

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

Advertising

The Company engages in nondirect-response advertising programs. Costs are expensed as incurred or, when appropriate, deferred until the advertisement first occurs. The Company’s advertising expense was $63,000 and $58,000 for 2010 and 2009, respectively. The Company had no deferred advertising costs as of December 31, 2010 and 2009.

Research and Development

The Company’s research and development (“R&D”) costs primarily support specific customer programs. Any external costs that are not dedicated to specific customer programs are expensed as incurred and recorded in operating expenses in the consolidated statements of operations. Non-customer specific R&D expenses were immaterial in 2010 and totaled $0.5 million in 2009.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

Inventory

Inventory is valued at average cost, not in excess of market. The carrying values of component parts and finished goods represent the lower of average cost or management’s estimate of its net realizable value. Such value is based on forecasts of product orders, repair/trade-in activity in the ensuing years, and management’s knowledge of the current market for component parts and finished goods. The forecasts of product orders and repair/trade-in activity are based on historical information, known contracts, customer provided forecasts and management’s expertise in computer hardware life cycles. If demand for the Company’s products and repair/trade-in hardware prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown on the consolidated balance sheets. As of December 31, 2010 and 2009, the Company provided reserves of $1,907,000 and $2,404,000, respectively, to reduce the carrying value of inventory.

The following table summarizes the Company’s inventory as of December 31 (net of inventory reserves):

(in thousands)	2010	2009
Component parts (raw materials)	$2,963	$3,289
Work-in-process	110	19
Finished goods	153	446

Total inventory	$3,226	$3,754

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated service lives of the respective assets. Leasehold improvements are depreciated over the shorter of useful life or remaining lease term. Furniture and fixtures, computer equipment and related software, and shop equipment are depreciated over useful lives ranging from three to seven years. Technology licenses are amortized over their terms. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any related gain or loss is reported in the consolidated statements of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Depreciation expense was $339,000 and $488,000 for 2010 and 2009, respectively.

The following table summarizes the Company’s property and equipment, at cost, as of December 31:

(in thousands)	2010	2009
Computer equipment and related software	$3,652	$3,610
Leasehold improvements	1,068	1,047
Shop equipment	882	791
Furniture and fixtures	454	451

Total property and equipment, cost	$6,056	$5,899

The Company reviews the value of its long-lived assets, which include property and equipment and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize an impairment loss whenever evidence exists that the carrying value is not recoverable. The Company had no impairment charges in 2010 or 2009.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

Goodwill

In connection with the acquisition of PDSi Tiel, the Company recognized the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company assigned the goodwill to a reporting unit in the Service business segment. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level. Goodwill of a reporting unit is also tested for impairment on an interim basis if an event occurs or circumstances change which could more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting unit, including expected levels of revenues and earnings, the method used to determine fair value, and discount rates. The Company estimates the implied fair value of goodwill using a net present value methodology dependent on significant assumptions related to estimated future discounted cash flows, capitalization rates and tax rates. The estimated future discounted cash flows used in the Company’s model are based on planned growth with an assumed perpetual growth rate. The capitalization rates are based on the Company’s current cost of debt and equity capital, and tax rates are maintained at current levels.

Due to the operating losses at the Company and the PDSi Tiel reporting unit levels for the six months ended June 30, 2009, the Company determined that a triggering event had occurred. Accordingly, the Company performed an interim goodwill impairment test during the second quarter of 2009. Based on the results of the testing, management determined that no impairment had occurred as of the interim test date. Management determined that no additional interim impairment testing was warranted during the third quarter of 2009 based on profitability at the reporting unit level for the three months ended September 30, 2009. The Company performed its annual goodwill impairment testing during the fourth quarter of 2009 based on third quarter 2009 financial information. Using a 15% discount rate assumption, the Company estimated that the fair value of the PDSi Tiel reporting unit exceeded its carrying value by approximately 25%. The Company performed its 2010 annual goodwill impairment testing during the fourth quarter of 2010 based on third quarter 2010 financial information. Using a 15% discount rate assumption, the Company estimated that the fair value of the PDSi Tiel reporting unit exceeded its carrying value by approximately 225%. Accordingly, no impairment was warranted for any period tested.

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

Income Taxes

Management provides for income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for income taxes are estimates regarding the deductibility of certain items. In the event the ultimate

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

deductibility of certain items differs from estimates, management may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of operations. As of December 31, 2010, the Company had a material uncertain tax position related to R&D tax credits. The Company had no material uncertain tax positions as of December 31, 2009. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established when it is determined that, based on application of the required GAAP framework, it is more likely than not that the deferred tax asset will not be fully realized. See Note 8 for further information.

Life Insurance

The Company purchased, and was the beneficiary of, a term life insurance policy on a key employee of the Company with a total amount of coverage of $10.0 million as of December 31, 2010. The Company cancelled that policy in February 2011, at which time the Company purchased, and is the beneficiary of, a new term life insurance policy on the same key employee of the Company with a total amount of coverage of $6.0 million.

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

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

current or potential future material impact of recently issued accounting standards, as applicable. The Company does not expect the adoption of any recently issued accounting standards to have a material impact on its financial position, results of operations or cash flows.

4. Goodwill

The following table summarizes changes in the carrying value of goodwill for the years indicated:

(in thousands)
Balance as of January 1, 2009	$797
Foreign currency translation	24

Balance as of December 31, 2009	821
Foreign currency translation	(54)

Balance as of December 31, 2010	$767

5. Line of Credit

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

The Credit Agreement also contains certain financial covenants, including a minimum book net worth, minimum net income and maximum capital expenditures. The Company obtained a waiver from Wells Fargo for violation of the minimum net income financial covenant for the three months ended June 30 and September 30, 2009, and the minimum book net worth financial covenant as of those dates. During the fourth quarter of 2009, the Credit Agreement was revised to adjust the financial covenants based on the Company’s financial projections and to include a reduction and block of availability under the borrowing base of $250,000 until such time as the Company complied with each of the financial covenants described above for both of the fiscal quarters ended December 31, 2009 and March 31, 2010. Based on the Company’s results of operations for the quarters ended December 31, 2009 and March 31, 2010, the $250,000 reduction and block of availability under the borrowing base were removed during the second quarter of 2010. The Company was in compliance with all financial covenants as of December 31, 2010.

The outstanding balance on the Line bears interest at an annual rate of either: (1) a floating rate equal to the greater of 4% or the sum of (a) the Wells Fargo daily Base Rate, plus (b) 2.5%; or for advances for which the Company elects (2) a rate based on the London Interbank Offered Rate plus 5.0%. The maturity date of the Line is April 3, 2012.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The Credit Agreement may be terminated by the Company upon 90 days written notice, or by Wells Fargo immediately upon default. Upon any such termination, the Company is required to pay Wells Fargo a termination fee.

The Company may use borrowings under the Credit Agreement for working capital. Any unused portions of the maximum amount of the Line are subject to unused Line fees.

On April 3, 2009, in connection with entering into the Credit Agreement described above, the Company terminated its prior loan agreement with KeyBank National Association and made a final payment of all borrowings outstanding. The Company did not incur any early termination penalties in connection with the termination of that loan agreement.

The average line of credit balances for the years ended December 31, 2010 and 2009 were $0.8 million and $2.9 million, respectively. The Company paid interest on lines of credit of $59,000 and $183,000 for the years ended December 31, 2010 and 2009, respectively. The borrowing rate was 6.62% and 6.61% as of December 31, 2010 and 2009, respectively. The weighted average interest rate was 6.66% and 6.21% during the years ended December 31, 2010 and 2009, respectively.

6. Operating Leases

The Company leases production, warehouse, laboratory and office space under various operating leases. The Company leases approximately 113,000 square feet of space in a building located in Groveport, Ohio. The Company entered into a ten-year lease in May 1999. In February 2009, this lease was amended to extend the lease to July 2012 at reduced annual rates. In addition, the Company leases approximately 52,000 square feet of warehouse and logistics space in a building located within two miles of the Company’s main Groveport facility. This lease also was amended in February 2009 to extend its term from the original termination date of April 2009 to July 2012 at reduced annual rates. The Company also leases approximately 34,000 square feet of space for its EMEA operation located in Tiel, the Netherlands. The Company entered into a five-year lease in November 2008, which may be extended in five-year increments. In November 2008, the Company also leased approximately 6,000 square feet of space for its APAC operation in Tsuen Wan, Hong Kong. The initial two-year term of this lease expired in November 2010, and the Company continues to lease the space on a month-to-month basis.

The following table summarizes the Company’s minimum future payments for operating leases having initial or remaining noncancelable lease terms longer than one year as of December 31, 2010:

(in thousands)
2011	$772
2012	593
2013	206

Total	$1,571

Rent expense for operating leases and other month-to-month rental obligations totaled $0.8 million and $0.9 million for 2010 and 2009, respectively.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

7. Profit Sharing and 401(k) Savings Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to all employees with a minimum three months of service, and each participant may elect to contribute a portion of their salary, subject to Internal Revenue Service limits.

The Company, at its discretion, may contribute to the employee’s account an amount up to 30% of the first 6% of employee contributions, with an annual maximum match of $4,650 per employee. The amount expensed for the Company match was $65,000 for 2010. There was no Company match for 2009.

8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign countries. There are no federal or state income tax examinations currently underway for these jurisdictions. Open tax years exist for 2007 and beyond for the Company’s federal income tax returns and for 2006 and beyond for state income tax returns.

The Company reviewed its net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and the Company’s pre-tax loss for the nine months ended September 30, 2009. At that time, the Company’s net deferred tax assets primarily consisted of temporary differences related to inventory reserves and federal NOL carryforwards. Based on the Company’s analysis and application of the GAAP framework, the Company established a valuation allowance of $1.6 million against its net deferred tax assets. During the fourth quarter of 2009, the Company recorded a tax benefit of $0.3 million due to a change in federal tax law allowing for a longer carryback of NOLs.

During the third quarter of 2010, the Company concluded that its operations had demonstrated sustainable profitability, and that future taxable income would more likely than not allow for realization of benefits from existing deferred income tax assets. Accordingly, the Company reversed the current valuation allowance against all of its deferred tax assets excluding a portion related to certain state NOL carryforwards, resulting in a $1.5 million non-cash benefit.

The Company can provide no assurance that a deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances to determine whether a valuation allowance is warranted in the future.

Although the Company periodically has considered the potential tax savings associated with pursuing R&D tax credits, the Company’s then recent lack of taxable income, combined with existing NOL carryforwards, precluded an economical pursuit of such credits. However, based on the recent positive changes in the Company’s operating results and financial position, as well as the use of existing NOL carryforwards, management determined during the fourth quarter of 2010 that both the cost of an R&D credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future are justified by the resulting benefits. Accordingly, the Company’s 2010 results included a net income tax benefit of $0.5 million for estimated R&D credits for tax years 2001 through 2010 that the Company believes are more likely than not to be sustained upon examination by the Internal Revenue Service. The Company began its R&D study late in 2010 and expects to finalize the calculation and documentation of these R&D credits during 2011. It is reasonably possible that the Company may record a material adjustment to the recorded amount of estimated R&D credits during 2011 as the Company finalizes its study and completes the filing of amended tax returns.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The Company has recorded a liability for unrecognized tax benefits related to R&D credit tax positions to be taken on its various income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the Company’s effective tax rate in future periods. The Company had approximately $0.1 million of unrecognized tax benefits as of December 31, 2010, which were recorded in other liabilities on the consolidated balance sheets.

The following table summarizes changes in liabilities for unrecognized tax benefits for the years indicated:

(in thousands)
Balance as of January 1, 2009	$—
Gross changes in tax positions	—

Balance as of December 31, 2009	—
Gross increases in current year tax positions	120

Balance as of December 31, 2010	$120

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31:

(in thousands)	2010	2009
Current:
Federal	$173	$(281)
Foreign	87	(52)
State and local	(12)	6

Total current expense (benefit)	248	(327)

Deferred:
Federal	(120)	(710)
Foreign	(40)	(3)
State and local	14	134
Valuation allowance	(1,492)	1,571

Total deferred expense (benefit)	(1,638)	992

Total income tax expense (benefit)	$(1,390)	$665

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the years ended December 31:

	2010		2009
(dollars in thousands)	Amount	%	Amount	%
Income tax provision (benefit) at statutory rate	$569	34.0	$(947)	(34.0)
Valuation allowance	(1,492)	NM	1,571	NM
R&D credits	(480)	NM	—	NM
Tax effect of permanent differences	7	0.4	38	1.4
Foreign rate differential	(33)	(2.0)	37	1.3
Other, net	39	2.3	(34)	(1.2)

Total	$(1,390)	NM	$665	NM

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

For the year ended December 31, 2010, the Company paid federal and state income taxes totaling $211,000 and received refunds totaling $287,000 for federal income taxes primarily from the Company’s use of a federal NOL carryback. During the year ended December 31, 2009, the Company received net refunds totaling $247,000 for federal and state income taxes primarily from the Company’s use of a federal NOL carryback. As of December 31, 2010, the Company had state NOL carryforwards of $4.3 million that will expire, if unused, between December 31, 2021 and December 31, 2031. The Company had no federal NOL carryforwards as of December 31, 2010.

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of December 31:

(in thousands)	2010	2009
Deferred tax assets
Inventory reserves	$714	$893
R&D credits	719	—
Net operating loss	107	480
Depreciation and amortization	113	102
Allowance for doubtful accounts	38	85
Other	139	145

Gross deferred tax assets	1,830	1,705
Less valuation allowance	(79)	(1,571)

Deferred tax asset	1,751	134

Deferred tax liabilities
Prepaids	60	44
Other	—	16

Gross deferred tax liability	60	60

Net deferred tax asset	$1,691	$74

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of December 31:

(in thousands)	2010	2009
Current assets
Deferred income taxes	$762	$22
Other assets
Deferred income taxes	929	52

Net deferred tax asset	$1,691	$74

9. Stockholders’ Equity

Certain institutional investors hold five-year warrants to purchase, in the aggregate, 375,000 shares of Company common stock with an exercise price of $3.03 per share. The warrants were issued in December 2007.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

10. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) represents the amount of earnings (loss) available to each share of common stock outstanding during the year. Diluted EPS represents the amount of earnings (loss) available to each share of common stock outstanding during the year adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents the Company’s calculation of basic and diluted weighted average common shares outstanding for the years ended December 31:

(in thousands)	2010	2009
Weighted average common shares outstanding – basic	7,837	7,825
Dilutive effect of stock options	184	—

Weighted average common shares outstanding – diluted	8,021	7,825

The computation of diluted EPS for 2010 excludes options to purchase approximately 435,000 shares that were anti-dilutive because the exercise price of these options was greater than the average market price of the common shares during the year. For the year ended December 31, 2009, the effect of potential common shares arising from stock options would have been anti-dilutive due to the net loss for that year.

11. Share-Based Payments

Share-based payment expense for 2010 and 2009 was $50,000 ($33,000, net of taxes) and $115,000 ($76,000, net of taxes), respectively, and was recognized in operating expenses in the consolidated statements of operations.

The Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) provides for the granting of stock options to employees in which they may purchase, upon vesting, Company common stock at the fair market value at time of grant, with an expiration date ten years from the grant date. To qualify for incentive stock option treatment, if the grantee owns more than 10% of the Company’s stock at the time of grant, the purchase price shall be at least 110% of the fair market value, with an expiration date five years from the grant date. The aggregate number of common shares that may be granted under the 2005 Plan increases on the last day of each fiscal year equal to (1) 5% of the Company’s total outstanding shares on such date, or (2) a lesser amount determined by the Company’s Board of Directors. The annual increase in grantable shares was 393,217 and 391,255, or 5% of the outstanding shares, as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had 3,785,369 shares available for future grants under the 2005 Plan. Incentive options available under the 2005 Plan must be granted by May 5, 2015.

The Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan (the “Directors Plan”) expired by its terms on March 22, 2010. The Directors Plan provided for the granting of stock options to non-employee directors (“Outside Directors”). For stock options granted under the Directors Plan, Outside Directors may purchase, upon vesting, Company common stock over a ten-year period at the fair market value at time of grant. Prior to adoption of the Directors Plan, the Company issued stock options to Outside Directors by entering into individual stock option agreements. Stock options outstanding under the Directors Plan may still be exercised prior to their expiration, but no new stock options may be granted. See Proposal Two in the Company’s proxy statement for the 2011 fiscal year annual meeting of shareholders for information regarding a proposal to adopt an amendment to the 2005 Plan to include non-employee directors as eligible recipients of equity incentive grants (other than incentive stock options) under the 2005 Plan.

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

Although the Board of Directors has the authority to set other terms, stock options granted generally are exercisable one to five years from the date of grant.

The following table summarizes the Company’s outstanding stock options for the year ended December 31, 2010:

	2005 Plan		Directors Plan
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,937,300	$1.99	190,000	$1.84
Granted	421,000	1.17	—	—
Exercised	(39,250)	0.51	—	—
Forfeited	(996,650)	2.03	—	—
Expired	(19,800)	3.94	(10,000)	3.88

Outstanding, end of year	1,302,600	1.28	180,000	1.73

The intrinsic value of a stock option is the amount by which the average market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2010, there were 609,932 vested and exercisable stock options with a weighted average exercise price of $1.88, an aggregate intrinsic value of $255,000 and a weighted average remaining contractual term of approximately six years. As of December 31, 2010, there were 872,668 nonvested stock options with total share-based payment cost not yet recognized of $229,000. The weighted average period over which this cost was expected to be recognized was approximately two years.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted for the years ended December 31:

	2010	2009
Fair value of options granted	$0.74	$0.32
Expected volatility	68.2%	71.7%
Risk-free interest rate	1.9%	0.9%
Expected life (years)	6.3	6.0

A dividend yield of zero was used in the option-pricing model because the Company does not expect to pay dividends on its common stock. Expected volatility was estimated using the Company’s historical stock price volatility over the prior seven years. The risk-free interest rate was estimated based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximating that of the expected option life. The expected option life was estimated using a weighted average of the Company’s actual experience assuming that outstanding options were exercised at the midpoint of the remaining term.

12. Segment Information

The Company’s reportable segments are Product and Service. PDSi is a global provider of electronics repair and reverse logistics services; ODM and OEM integrated computing services; and embedded computing products and design services for the diversified computing, telecommunications, imaging, defense/aerospace, medical, semiconductor and industrial automation markets. PDSi provides a variety of engineering and manufacturing

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

services for global OEMs requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. PDSi’s engineering, technical and operational capabilities span the entire product lifecycle allowing the Company to better understand and develop custom solutions for each of its customer’s unique requirements.

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

The following table summarizes the Company’s segment operating results for the years ended December 31:

(in thousands)	2010	2009
Sales
Product	$15,720	$24,523
Service	13,725	11,115

Total	$29,445	$35,638

Gross profit
Product	$3,061	$3,708
Service	5,695	3,610

Total	$8,756	$7,318

Income (loss) from operations
Product	$1,852	$1,164
Service	3,907	1,447
Other	(4,035)	(5,220)

Total	$1,724	$(2,609)

The following table summarizes segment assets as of December 31:

(in thousands)	2010	2009
Product	$3,280	$4,305
Service	5,443	6,314
Other	3,265	1,956

Total	$11,988	$12,575

PINNACLE DATA SYSTEMS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The following table summarizes sales by geographic region for the years ended December 31:

(in thousands)	2010	2009
United States	$26,267	$32,272
International	3,178	3,366

Total	$29,445	$35,638

The following table summarizes long-lived assets by geographic region as of December 31:

(in thousands)	2010	2009
United States	$1,277	$559
International	1,297	1,482

Total	$2,574	$2,041

International long-lived assets include goodwill of $767,000 and $821,000 as of December 31, 2010 and 2009, respectively. All international sales and long-lived assets are in the Service segment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and identified no material weaknesses in internal control over financial reporting. Accordingly, the Company’s internal controls are effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to SEC rules that require the Company to provide only management’s report in this annual report.

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

Information about the Company’s directors, nominees for directors and the executive officers is incorporated by reference to the Company’s proxy statement for the 2010 fiscal year annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2011 Proxy Statement”), under the captions “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Committees and Meetings,” and “Executive Officers”.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the 2011 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of beneficial owners and management is incorporated by reference to the 2011 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions is incorporated by reference to the 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Committees and Meetings.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company’s principal accounting fees and services is incorporated by reference to the 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

PINNACLE DATA SYSTEMS, INC.

Date: March 11, 2011	By	/S/ JOHN D. BAIR
John D. Bair
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN D. BAIR John D. Bair	Chairman of the Board of Directors, President, Chief Executive Officer (Principal Executive Officer), and Chief Technology and Innovation Officer	March 11, 2011

/S/ NICHOLAS J. TOMASHOT Nicholas J. Tomashot	Chief Financial Officer (Principal Financial Officer)	March 11, 2011

/S/ BRADLEY E. COLEMAN Bradley E. Coleman	Corporate Controller (Principal Accounting Officer)	March 11, 2011

CARL J. ASCHINGER, JR.* Carl J. Aschinger, Jr.	Director	February 23, 2011

BENJAMIN BRUSSELL* Benjamin Brussell	Director	February 23, 2011

HUGH C. CATHEY* Hugh C. Cathey	Director	February 23, 2011

THOMAS M. O’LEARY* Thomas M. O’Leary	Director	February 23, 2011

RALPH V. ROBERTS* Ralph V. Roberts	Director	February 23, 2011

*	The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By	/S/ JOHN D. BAIR	March 11, 2011
John D. Bair,
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
3.1	Amended and Restated Articles of Incorporation	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

3.2	Amendments to Amended and Restated Articles of Incorporation, adopted June 26, 2000	Form SB-2 filed with the SEC September 21, 2000

3.3	Amendment to the Company’s Amended and Restated Articles of Incorporation adopted May 23, 2001	Quarterly Report on Form 10-QSB filed with the SEC on August 13, 2001

3.4	Amended and Restated Code of Regulations	Form 10-KSB filed with the SEC on March 30, 2006

4.1	Instruments defining the rights of security holders, including indentures	Form SB-2 filed with the SEC September 21, 2000

4.2	Registration Rights Agreement, as amended, between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.1*	Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated December 19, 1995	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.2	Lease agreement between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated March 9, 1999	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.3	Repair services agreement between Pinnacle Data Systems, Inc. and Oracle Microsystems, Inc. dated March 29, 1999	Registration Statement on Form 10-SB filed with the SEC on December 13, 1999

10.4	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Limited Partnership dated January 5, 2000	Annual Report on Form 10-KSB filed with the SEC on March 30, 2000

10.5*	Amendment No. 1 to Pinnacle Data Systems, Inc. 1995 Stock Option Plan dated February 23, 2000	Annual Report on Form 10-KSB filed with the SEC on March 30, 2000

10.6*	Pinnacle Data Systems, Inc. 2000 Directors Stock Option Plan dated March 22, 2000	Annual Report on Form 10-KSB filed with the SEC on March 30, 2000

10.7	OEM Technology Partner Agreement between Pinnacle Data Systems, Inc. and Oracle Microsystems, Inc. dated August 1, 2002	Annual Report on Form 10-KSB filed with the SEC on March 28, 2003

10.8	Repair Service Agreement between Pinnacle Data Systems, Inc. and Silicon Graphics, Inc. dated August 4, 2004	Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10.9	Asset Purchase Agreement between Pinnacle Data Systems, Inc. and GNP Computers, Inc. and Roger Baar dated August 12, 2005	Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2005

10.10	Security Purchase Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.11	Escrow Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P., and Bank of New York dated December 20, 2007	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.12	Warrant to Purchase Common Stock between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated December 20, 2007.	Current Report on Form 8-K filed with the SEC on December 21, 2007

10.13*	Pinnacle Data Systems, Inc. 2005 Equity Incentive Plan	Form S-8, Registration Statement filed with the SEC on August 24, 2006

10.14	Amendment and Waiver Agreement between Pinnacle Data Systems, Inc. and Lake Street Fund, LP, Berlin Financial, Ltd. and MidSouth Investor Fund, L.P. dated March 26, 2008	Annual Report on Form 10-K filed with the SEC on March 31, 2008

10.15	Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the SEC on April 10, 2008

10.16	Security Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the SEC on April 10, 2008

10.17	Cognovit Promissory Note, Revolving Credit and LIBOR Rate between Pinnacle Data Systems, Inc. and KeyBank National Association dated April 8, 2008	Current Report on Form 8-K filed with the SEC on April 10, 2008

10.18*	Employment Agreement between Pinnacle Data Systems, Inc. and Michael Darnell dated April 28, 2008	Current Report on Form 8-K filed with the SEC on April 29, 2008

10.19*	Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated April 28, 2008	Current Report on Form 8-K filed with the SEC on April 29, 2008

10.20*	Employment Agreement between Pinnacle Data Systems, Inc. and Nicholas J. Tomashot dated April 28, 2008	Current Report on Form 8-K filed with the SEC on April 29, 2008

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10.21	Amended and Restated Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated September 30, 2008	Current Report on Form 8-K filed with the SEC on October 2, 2008

10.22	Cognovit Promissory Note and Demand Line of Credit between Pinnacle Data Systems, Inc. and KeyBank National Association dated September 30, 2008	Current Report on Form 8-K filed with the SEC on October 2, 2008

10.23	First Amendment to Amended and Restated Loan Agreement between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 24, 2008	Annual Report on Form 10-K filed with the SEC on March 20, 2009

10.24	Cognovit Promissory Note and Demand Line of Credit between Pinnacle Data Systems, Inc. and KeyBank National Association dated December 24, 2008	Annual Report on Form 10-K filed with the SEC on March 20, 2009

10.25*	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Michael R. Sayre dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.26*	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and John D. Bair dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.27*	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Nicholas J. Tomashot dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.28*	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Michael Darnell dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.29*	Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated December 31, 2008	Current Report on Form 8-K filed with the SEC on January 7, 2009

10.30	First Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Ohio dated February 23, 2009	Current Report on Form 8-K filed with the SEC on February 26, 2009

10.31	Second Lease Amendment between Pinnacle Data Systems, Inc. and Duke Realty Ohio dated February 23, 2009	Current Report on Form 8-K filed with the SEC on February 26, 2009

10.32	Credit and Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated April 3, 2009	Current Report on Form 8-K filed with the SEC on April 9, 2009

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC
10.33	First Amendment to Credit and Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated August 4, 2009	Contained herein

10.34	Second Amendment to Credit and Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated November 16, 2009	Current Report on Form 8-K filed with the SEC on November 16, 2009

10.35*	Third Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and John D. Bair dated November 30, 2009	Current Report on Form 8-K filed with the SEC on December 2, 2009

10.36*	Second Amended and Restated Employment Agreement between Pinnacle Data Systems, Inc. and Timothy J. Harper dated November 30, 2009	Current Report on Form 8-K filed with the SEC on December 2, 2009

10.37	Third Amendment to Credit and Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated January 20, 2011	Current Report on Form 8-K filed with the SEC on January 24, 2011

23	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)	Contained herein

24	Powers of Attorney	Contained herein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2010	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2010	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2010	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Pinnacle Data Systems, Inc. for the year ended December 31, 2010	Contained herein

*	Indicates management contract or compensatory plan or arrangement.