Form 10-Q
period 2011-03-31
PINNACLE DATA SYSTEMS INC
filed 2011-05-04
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

On April 29, 2011, the registrant had outstanding 7,864,349 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$503	$465
Accounts receivable, net of allowance for doubtful accounts of $107 and $106, respectively	5,172	4,469
Inventory, net	2,820	3,226
Deferred income taxes	781	762
Prepaid expenses and other current assets	420	492

Total current assets	9,696	9,414

PROPERTY AND EQUIPMENT
Property and equipment, cost	6,170	6,056
Less accumulated depreciation and amortization	(5,455)	(5,371)

Total property and equipment, net	715	685

OTHER ASSETS
Goodwill	812	767
Deferred income taxes	1,283	929
Other assets	196	193

Total other assets	2,291	1,889

TOTAL ASSETS	$12,702	$11,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$—	$273
Accounts payable	1,799	1,404
Accrued wages, payroll taxes and employee benefits	496	581
Unearned revenue	181	30
Other current liabilities	557	743

Total current liabilities	3,033	3,031

LONG-TERM LIABILITIES
Accrued other	374	296

TOTAL LIABILITIES	3,407	3,327

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,864 shares issued and outstanding	5,790	5,790
Additional paid-in capital	1,981	1,962
Accumulated other comprehensive income (loss)	(30)	(90)
Retained earnings	1,554	999

Total stockholders’ equity	9,295	8,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,702	$11,988

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended March 31,
	2011	2010
Sales	$6,405	$8,812
Cost of sales	4,322	6,663

Gross profit	2,083	2,149
Operating expenses	1,824	1,728

Income from operations	259	421
Other expense
Interest expense	1	23

Income before income taxes	258	398
Income tax expense (benefit)	(297)	89

Net income	$555	$309

Weighted average common shares outstanding:
Basic	7,864	7,825
Diluted	8,180	7,825

Earnings per common share:
Basic	$0.07	$0.04
Diluted	0.07	0.04

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588
Share-based payment expense	—	—	14	—	—	14
Comprehensive income, net of taxes:
Net income	—	—	—	—	309	309
Foreign currency translation	—	—	—	(54)	—	(54)

Total comprehensive income						255

Balance – March 31, 2010	7,825	$5,769	$1,926	$(83)	$(1,755)	$5,857

Balance – December 31, 2010	7,864	$5,790	$1,962	$(90)	$999	$8,661
Share-based payment expense	—	—	19	—	—	19
Comprehensive income, net of taxes:
Net income	—	—	—	—	555	555
Foreign currency translation	—	—	—	60	—	60

Total comprehensive income						615

Balance – March 31, 2011	7,864	$5,790	$1,981	$(30)	$1,554	$9,295

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$555	$309

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1	10
Inventory reserves	51	105
Depreciation and amortization	85	102
Provision (benefit) for deferred income taxes	(373)	—
Share-based payment expense	19	14
(Increase) decrease in assets:
Accounts receivable	(673)	(1,150)
Inventory	366	10
Prepaid expenses and other assets	23	256
Increase (decrease) in liabilities:
Accounts payable	328	533
Unearned revenue	151	296
Other current liabilities	(218)	44

Total adjustments	(240)	220

Net cash provided by operating activities	315	529

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(84)	(55)

Net cash used in investing activities	(84)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(273)	(1,263)
Net change in outstanding checks	45	498
Other	20	17

Net cash used in financing activities	(208)	(748)

EFFECT OF EXCHANGE RATE ON CASH	15	(4)

INCREASE (DECREASE) IN CASH	38	(278)
Cash at beginning of period	465	323

Cash at end of period	$503	$45

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011 and 2010

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2010.

Inventory

As of March 31, 2011 and December 31, 2010, the Company provided reserves of $2.0 million and $1.9 million, respectively, to reduce the carrying value of inventory. The following table summarizes the Company’s inventory as of the dates indicated (net of inventory reserves):

(in thousands)	March 31, 2011	December 31, 2010
Component parts (raw materials)	$2,594	$2,963
Work-in-process	58	110
Finished goods	168	153

Total inventory	$2,820	$3,226

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2011 and 2010

3. Line of Credit

On March 24, 2011, the Company entered into a Credit Agreement and a Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $3.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: 1) the sum of (a) 85% of the aggregate amount of eligible accounts receivable located within the United States, plus (b) 75% of the aggregate amount of eligible accounts receivable located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000.

The Line is evidenced by a Revolving Line of Credit Note made by the Company in favor of Wells Fargo, and is secured by substantially all of the assets of the Company, as provided for in the Security Agreement. The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, mergers and dispositions of assets.

The Credit Agreement also contains certain financial covenants, including a maximum ratio of total liabilities to tangible net worth, minimum net income on a rolling four-quarter basis, and a minimum debt service coverage ratio.

The outstanding balance on the Line bears interest monthly at a fluctuating annual rate of 3% above the Daily One Month London Interbank Offered Rate. The Line matures on March 22, 2013.

The Company may use borrowings under the Credit Agreement for general corporate purposes. Any unused portions of the Line will be subject to unused Line fees. Wells Fargo may terminate the Credit Agreement immediately upon default.

On March 24, 2011, in connection with entering into the Credit Agreement and Security Agreement described above, the Company terminated its prior line of credit agreement with Wells Fargo. On the date of the termination, the Company made a final payment to Wells Fargo of all unpaid interest, fees, costs and expenses under the prior agreement and an additional $30,000 as collateral security for the Company’s obligations to Wells Fargo under the prior agreement (the “Reserve”). Any balance of the Reserve remaining after 45 days from the date of termination will be returned to the Company. The Company did not incur any early termination penalties in connection with the termination of the prior line of credit agreement.

4. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign countries. There are no federal or state income tax examinations currently underway for these jurisdictions. Open tax years exist for 2007 and beyond for the Company’s federal income tax returns and for 2006 and beyond for state income tax returns.

The Company maintains a $0.1 million valuation allowance against deferred tax assets related to certain state net operating loss (“NOL”) carryforwards. The Company can provide no assurance that changes in its deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances to determine whether any change in its valuation allowance is warranted in the future.

Although the Company periodically has considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, the Company’s then recent operating losses, combined with existing federal U.S. NOL carryforwards, precluded an economical pursuit of such credits. However, based on the positive changes in the Company’s operating results and financial position in 2010, as well as the use of existing NOL carryforwards, management determined during the fourth quarter of 2010 that both the cost of an R&D credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future are justified by the resulting benefits. Accordingly, the Company recorded a net income tax benefit of $0.5 million during the fourth quarter of 2010 for estimated R&D credits for tax years 2001 through 2010 that the Company believed were more likely than not to be sustained upon examination by the Internal Revenue Service. The Company substantially completed the calculation and documentation of these R&D credits during the first quarter of 2011, resulting in an additional net income tax benefit of $0.3 million. The Company will complete the filing of amended tax returns later in 2011.

The Company recorded a liability for unrecognized tax benefits related to R&D credit tax positions to be taken on its various income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the Company’s effective tax rate in future periods. The Company had $0.2 million of unrecognized tax benefits as of March 31, 2011, which were recorded in other liabilities on the consolidated balance sheets.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2011 and 2010

The following table summarizes the Company’s income tax expense (benefit) for the three months ended March 31:

(in thousands)	2011	2010
Current:
Federal	$70	$67
Foreign	(2)	3
State and local	8	19

Total current expense	76	89

Deferred:
Federal	(392)	—
Foreign	19	—

Total deferred expense (benefit)	(373)	—

Total income tax expense (benefit)	$(297)	$89

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the three months ended March 31:

	2011		2010
(dollars in thousands)	Amount	%	Amount	%
Income tax provision (benefit) at statutory rate	$88	34.0	$135	34.0
R&D credits	(321)	NM	—	—
Change in valuation allowance	—	—	(45)	(11.3)
Foreign rate differential	(12)	(4.7)	(2)	(0.5)
Other, net	(52)	(20.2)	1	0.2

Total	$(297)	NM	$89	22.4

For the three months ended March 31, 2011, the Company received federal tax refunds totaling $0.2 million, and state income tax payments were immaterial. During the three months ended March 31, 2010, the Company received federal tax refunds totaling $0.2 million and made no state income tax payments. As of March 31, 2011, the Company had state NOL carryforwards of $4.3 million that will expire, if unused, between December 31, 2021 and December 31, 2031. The Company had no federal NOL carryforwards as of March 31, 2011.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2011 and 2010

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010
Deferred tax assets
R&D credits	$1,104	$719
Inventory reserves	732	714
Net operating loss	107	107
Depreciation and amortization	87	113
Other	173	177

Gross deferred tax assets	2,203	1,830
Less valuation allowance	(79)	(79)

Deferred tax asset	2,124	1,751

Deferred tax liabilities
Prepaids	60	60

Gross deferred tax liability	60	60

Net deferred tax asset	$2,064	$1,691

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010
Current assets
Deferred income taxes	$781	$762
Other assets
Deferred income taxes	1,283	929

Net deferred tax asset	$2,064	$1,691

5. Earnings Per Share

Basic earnings per share (EPS) represents the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents the Company’s calculation of basic and diluted weighted average common shares outstanding for the three months ended March 31:

(in thousands)	2011	2010
Weighted average common shares outstanding – basic	7,864	7,825
Dilutive effect of stock options	316	—

Weighted average common shares outstanding – diluted	8,180	7,825

The computation of diluted EPS for the three months ended March 31, 2011 and 2010 excluded options to purchase approximately 406,000 shares and 705,000 shares, respectively, that were anti-dilutive because the exercise price of these options was greater than the average market price of the common shares during the respective periods.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2011 and 2010

6. Segment Information

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

The following table summarizes the Company’s segment operating results for the three months ended March 31:

(in thousands)	2011	2010
Sales
Product	$2,726	$5,927
Service	3,679	2,885

Total	$6,405	$8,812

Gross profit
Product	$564	$1,069
Service	1,519	1,080

Total	$2,083	$2,149

Income (loss) from operations
Product	$278	$704
Service	1,013	652
Other	(1,032)	(935)

Total	$259	$421

The following table summarizes segment assets as of the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010
Product	$3,192	$3,280
Service	5,569	5,443
Other	3,941	3,265

Total	$12,702	$11,988

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2011 and 2010

The following table summarizes sales by geographic region for the three months ended March 31:

(in thousands)	2011	2010
United States	$5,603	$8,041
International	802	771

Total	$6,405	$8,812

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010

United States	$1,660	$1,277
International	1,346	1,297

Total	$3,006	$2,574

International long-lived assets include goodwill of $0.8 million as of March 31, 2011 and December 31, 2010. All international sales and long-lived assets are in the Service segment.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding Pinnacle Data Systems, Inc. (“PDSi”, the “Company” or “we”) achieving its financial growth and profitability goals, or its sales, earnings and profitability expectations for the fiscal year ending December 31, 2011. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may” and similar expressions identify forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors. These factors include, but are not limited to, the following:

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2010 Annual Report on Form 10-K.

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

During the quarter ended March 31, 2011, we recorded net income of $555,000, or $0.07 per diluted share, versus net income of $309,000, or $0.04 per diluted share, for the prior year quarter. See below for further discussion of consolidated and reportable segment results of operations for the three months ended March 31, 2011 and 2010.

Although we periodically have considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, our then recent operating losses, combined with existing federal U.S. net operating loss (“NOL”) carryforwards, precluded an economical pursuit of such credits. However, based on the positive changes in the Company’s operating results and financial position in 2010, as well as the use of existing NOL carryforwards, management determined during the fourth quarter of 2010 that both the cost of an R&D credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future are justified by the resulting benefits. Accordingly, the Company recorded a net income tax benefit of $0.5 million during the fourth quarter of 2010 for estimated R&D credits for tax years 2001 through 2010 that the Company believed were more likely than not to be sustained upon examination by the Internal Revenue Service. The Company substantially completed the calculation and documentation of these R&D credits during the first quarter of 2011, resulting in an additional net income tax benefit of $0.3 million.

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

Results of Operations

Consolidated Operations

First Quarter – 2011 Compared to 2010

The following table summarizes the Company’s consolidated results of operations for the three months ended March 31:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$6,405	100.0%	$8,812	100.0%	-27%
Cost of sales	4,322	67.5%	6,663	75.6%	-35%

Gross profit	2,083	32.5%	2,149	24.4%	-3%
Operating expenses	1,824	28.5%	1,728	19.6%	6%

Income from operations	259	4.0%	421	4.8%	-38%
Other expense
Interest expense	1	0.0%	23	0.3%	-96%

Income before income taxes	258	4.0%	398	4.5%	-35%
Income tax expense (benefit)	(297)	-4.7%	89	1.0%	NM

Net income	$555	8.7%	$309	3.5%	80%

The increase in net income for the three months ended March 31, 2011 compared to the prior year quarter primarily was due to the aforementioned net income tax benefit of $0.3 million related to R&D credits. Strong growth in the Service segment offset the impact of lower sales in the Product segment, while both segments posted higher gross profit margins primarily due to shifts in mix toward higher margin business. Service segment gross profit increased 41% primarily due to a 28% increase in Service sales driven by the growth of business in both the U.S. and the Europe, Middle East and Africa (“EMEA”) region for both new customers and new programs within existing customers. Product segment gross profit fell 47% due to a 54% decrease in sales, mostly to OEMs in the telecommunications sector that had particularly strong activity in early 2010. Increased operating expenses reflect investments in personnel needed to support and grow the business.

For the first quarter of 2011, the Company had three customers that generated $1.3 million, $1.2 million and $1.0 million, or 21%, 18% and 15%, respectively, of total sales. Of the revenues from these customers, 31% and 69% were included in Product and Service segment sales, respectively. For the first quarter of 2010, the Company had three customers that generated $2.5 million, $1.5 million and $1.4 million, or 28%, 17% and 16%, respectively, of total sales. Of the revenues from these customers, 86% and 14% were included in Product and Service segment sales, respectively.

Segment Operations

Product

First Quarter – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Product segment for the three months ended March 31:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$2,726	100.0%	$5,927	100.0%	-54%
Cost of sales	2,162	79.3%	4,858	82.0%	-55%

Gross profit	$564	20.7%	$1,069	18.0%	-47%

A 54% decrease in Product sales, including $2.8 million lower sales to OEMs in the telecommunications industry that had particularly strong activity in early 2010, drove the decline in Product segment gross profit. However, the continued shift in sales mix to higher margin products, in conjunction with management of manufacturing overhead costs to levels consistent with lower Product revenues, resulted in a 21% gross margin in the first quarter of 2011 compared to 18% in the comparable quarter of 2010.

Service

First Quarter – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Service segment for the three months ended March 31:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$3,679	100.0%	$2,885	100.0%	28%
Cost of sales	2,160	58.7%	1,805	62.6%	20%

Gross profit	$1,519	41.3%	$1,080	37.4%	41%

Gross profit in the Service segment increased primarily due to the growth of business in both the U.S. and EMEA for both new customers and new programs within existing customers. The continuing shift toward higher margin programs and gains in operating leverage on the 28% sales growth drove an increase in gross profit as a percentage of sales to 41% in the first quarter of 2011 from 37% in the comparable quarter of 2010.

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

Our current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010
Line of credit	$—	$273

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	9,325	8,751
Accumulated other comprehensive income (loss)	(30)	(90)

Total stockholders’ equity	9,295	8,661

Total capital	$9,295	$8,934

Based on the Company’s historical cash flow, current financial results and unused available capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following table summarizes the Company’s condensed consolidated cash flows for the three months ended March 31:

(in thousands)	2011	2010
Net cash provided by operating activities	$315	$529
Net cash used in investing activities	(84)	(55)
Net cash used in financing activities	(208)	(748)
Effect of exchange rate on cash	15	(4)

Increase (decrease) in cash	38	(278)
Cash at beginning of period	465	323

Cash at end of period	$503	$45

Operating Activities

Net cash provided by operating activities was $0.3 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. Net income adjusted for the effects of non-cash items, which primarily include deferred income taxes, inventory reserves and depreciation expense, resulted in cash inflows of $0.3 million and $0.5 million in the first three months of 2011 and 2010, respectively. Changes in working capital resulted in a net neutral impact for the first three months of 2011 and 2010.

Investing Activities

Net cash used in investing activities represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $0.2 million and $0.7 million for the first three months of 2011 and 2010, respectively. Financing activity in both periods primarily reflects net repayments on the Company’s line of credit. All cash generated by U.S. operations after funding investing activities is applied to any existing balance on the line of credit.

On March 24, 2011, we entered into a Credit Agreement and a Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $3.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: 1) the sum of (a) 85% of the aggregate amount of eligible accounts receivable located within the United States, plus (b) 75% of the aggregate amount of eligible accounts receivable located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $500,000.

The Line is evidenced by a Revolving Line of Credit Note made by the Company in favor of Wells Fargo, and is secured by substantially all of the assets of the Company, as provided for in the Security Agreement. The Line is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, mergers and dispositions of assets.

The Credit Agreement also contains certain financial covenants, including a maximum ratio of total liabilities to tangible net worth, minimum net income on a rolling four-quarter basis, and a minimum debt service coverage ratio.

The outstanding balance on the Line bears interest monthly at a fluctuating annual rate of 3% above the Daily One Month London Interbank Offered Rate. The Line matures on March 22, 2013.

The Company may use borrowings under the Credit Agreement for general corporate purposes. Any unused portions of the Line will be subject to unused Line fees. Wells Fargo may terminate the Credit Agreement immediately upon default.

On March 24, 2011, in connection with entering into the Credit Agreement and Security Agreement described above, we terminated our prior line of credit agreement with Wells Fargo. On the date of the termination, the Company made a final payment to Wells Fargo of all unpaid interest, fees, costs and expenses under the prior agreement and an additional $30,000 as collateral security for the Company’s obligations to Wells Fargo under the prior agreement (the “Reserve”). Any balance of the Reserve remaining after 45 days from the date of termination will be returned to the Company. The Company did not incur any early termination penalties in connection with the termination of the prior line of credit agreement.

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

During the normal course of business, we may have numerous outstanding purchase orders with vendors to purchase inventory for use in products that are sold to our customers or are used in performing repair services for our customers. We do not record such orders as liabilities on the condensed consolidated balance sheets until the material is placed on a common carrier or delivered to the Company’s facilities, depending on terms of the arrangement, or when pulled from on-site vendor managed inventory. We have no minimum purchase quantity requirements with any of our vendors.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Our most critical estimates include those related to revenue recognition, accounts receivable, inventory, goodwill and income taxes. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for judgment in application. In addition, there are areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Note 2 to the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K describes the significant accounting policies and methods used by the Company. We do not expect the adoption of any recently issued accounting standards to have a material impact on our consolidated financial position, results of operations or cash flows. Our critical accounting policies have not changed materially from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC

10.38	Credit Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated March 24, 2011	Current Report on Form 8-K filed with the SEC on March 29, 2011

10.39	Security Agreement between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated March 24, 2011	Current Report on Form 8-K filed with the SEC on March 29, 2011

10.40	Revolving Line of Credit Note between Pinnacle Data Systems, Inc. and Wells Fargo Bank, National Association, dated March 24, 2011	Current Report on Form 8-K filed with the SEC on March 29, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2011	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2011	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2011	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended March 31, 2011	Contained herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: May 4, 2011	/s/ John D. Bair
John D. Bair Chief Executive Officer

Date: May 4, 2011	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot Chief Financial Officer