Form 10-Q
period 2011-06-30
PINNACLE DATA SYSTEMS INC
filed 2011-07-29
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

On July 26, 2011, the registrant had outstanding 7,871,349 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,292	$465
Accounts receivable, net of allowance for doubtful accounts of $109 and $106, respectively	4,784	4,469
Inventory, net	2,698	3,226
Deferred income taxes	806	762
Other current assets	374	492

Total current assets	9,954	9,414

Property and equipment, net	934	685
Goodwill	830	767
Deferred income taxes	1,200	929
Other assets	179	193

TOTAL ASSETS	$13,097	$11,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$—	$273
Accounts payable	1,786	1,404
Accrued wages, payroll taxes and employee benefits	552	581
Unearned revenue	168	30
Other current liabilities	576	743

Total current liabilities	3,082	3,031

Other liabilities	491	296

TOTAL LIABILITIES	3,573	3,327

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,871 and 7,864 shares issued and outstanding, respectively	5,793	5,790
Additional paid-in capital	2,000	1,962
Accumulated other comprehensive income (loss)	(3)	(90)
Retained earnings	1,734	999

Total stockholders’ equity	9,524	8,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,097	$11,988

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$6,821	$7,968	$13,226	$16,780
Cost of sales	4,577	5,733	8,899	12,396

Gross profit	2,244	2,235	4,327	4,384
Operating expenses	1,895	1,835	3,719	3,563

Income from operations	349	400	608	821
Other expense
Interest expense	—	18	1	41

Income before income taxes	349	382	607	780
Income tax expense (benefit)	169	82	(128)	171

Net income	$180	$300	$735	$609

Weighted average common shares outstanding:
Basic	7,867	7,826	7,866	7,825
Diluted	8,156	7,966	8,173	7,891

Earnings per common share:
Basic	$0.02	$0.04	$0.09	$0.08
Diluted	0.02	0.04	0.09	0.08

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588
Stock issued	14	8	—	—	—	8
Share-based payment expense	—	—	24	—	—	24
Comprehensive income, net of taxes:
Net income	—	—	—	—	609	609
Foreign currency translation	—	—	—	(140)	—	(140)

Total comprehensive income						469

Balance – June 30, 2010	7,839	$5,777	$1,936	$(169)	$(1,455)	$6,089

Balance – December 31, 2010	7,864	$5,790	$1,962	$(90)	$999	$8,661
Stock issued	7	3	—	—	—	3
Share-based payment expense	—	—	38	—	—	38
Comprehensive income, net of taxes:
Net income	—	—	—	—	735	735
Foreign currency translation	—	—	—	87	—	87

Total comprehensive income						822

Balance – June 30, 2011	7,871	$5,793	$2,000	$(3)	$1,734	$9,524

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$735	$609

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	28	(32)
Inventory reserves	132	135
Depreciation and amortization	174	201
Provision (benefit) for deferred income taxes	(315)	—
Share-based payment expense	38	24
(Increase) decrease in assets:
Accounts receivable	(299)	953
Inventory	410	550
Other assets	98	202
Increase (decrease) in liabilities:
Accounts payable	392	(907)
Unearned revenue	138	195
Other liabilities	(249)	(233)

Total adjustments	547	1,088

Net cash provided by operating activities	1,282	1,697

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(176)	(22)

Net cash used in investing activities	(176)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(273)	(2,184)
Net change in outstanding checks	(45)	303
Other	12	36

Net cash used in financing activities	(306)	(1,845)

EFFECT OF EXCHANGE RATE ON CASH	27	(18)

INCREASE (DECREASE) IN CASH	827	(188)
Cash at beginning of period	465	323

Cash at end of period	$1,292	$135

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Acquisitions of equipment through capital lease	$196	$40

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011 and 2010

1. Nature of Operations

Pinnacle Data Systems, Inc. (“PDSi” or the “Company”) is a global provider of electronics repair and reverse logistics services; system integration and original design manufacturer (“ODM”) computing design and manufacturing services; and embedded computing products and design services for the diversified computing, telecommunications, imaging, defense/aerospace, medical, semiconductor and industrial automation markets. PDSi provides a variety of engineering and manufacturing services for global original equipment manufacturers (“OEMs”) requiring custom product design, system integration, repair programs, warranty management, and/or specialized production capabilities. PDSi’s product capabilities range from board-level designs to globally certified, fully integrated systems, specializing in long-life computer products and unique, customer-centric solutions. The Company has facilities in the United States, Europe and Asia. The common shares of PDSi are traded on NYSE Amex under the stock symbol “PNS.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of PDSi have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, which includes a complete summary of the Company’s significant accounting policies in Note 2. There have been no material changes to these policies since December 31, 2010.

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

Consolidation Policy

The Company’s condensed consolidated financial statements include the accounts of PDSi and PDSi B.V., a wholly-owned private limited liability company located in Tiel, the Netherlands. All significant intercompany balances and transactions were eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

Inventory

As of June 30, 2011 and December 31, 2010, the Company provided reserves of $2.0 million and $1.9 million, respectively, to reduce the carrying value of inventory. The following table summarizes the Company’s inventory as of the dates indicated (net of inventory reserves):

(in thousands)	June 30, 2011	December 31, 2010
Component parts (raw materials)	$2,368	$2,963
Work-in-process	210	110
Finished goods	120	153

Total inventory	$2,698	$3,226

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2011 and 2010

3. Line of Credit

On March 24, 2011, the Company entered into a Credit Agreement and a Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $3.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: 1) the sum of (a) 85% of the aggregate amount of eligible accounts receivable located within the United States, plus (b) 75% of the aggregate amount of eligible accounts receivable located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $0.5 million.

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

Although the Company periodically had considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, the Company’s then recent operating losses, combined with existing federal U.S. NOL carryforwards, precluded an economical pursuit of such credits. However, based on positive changes in the Company’s operating results and financial position in 2010, as well as the use of existing NOL carryforwards, management determined during the fourth quarter of 2010 that the benefits would outweigh both the cost of an R&D tax credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future. Accordingly, the Company recorded a net tax benefit of $0.5 million during the fourth quarter of 2010 for estimated R&D tax credits for tax years 2001 through 2010 that the Company believed were more likely than not to be sustained upon examination by the Internal Revenue Service. The Company substantially completed the calculation and documentation of these R&D tax credits during the first quarter of 2011, resulting in an additional net tax benefit of $0.3 million. During the second quarter of 2011, the Company recorded net tax expense of $0.1 million associated with the finalization of the amended federal and state tax returns for prior years impacted by the R&D tax credit study.

The Company maintains a liability for unrecognized tax benefits related to R&D tax credit positions to be taken on its various income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the Company’s effective tax rate in future periods. The Company had $0.2 million and $0.1 million of unrecognized tax benefits as of June 30, 2011, and December 31, 2010, respectively, which were recorded in other liabilities on the consolidated balance sheets.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2011 and 2010

The following table summarizes the Company’s income tax expense (benefit) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Current:
Federal	$68	$69	$138	$136
Foreign	30	15	28	18
State and local	13	(2)	21	17

Total current expense	111	82	187	171

Deferred:
Federal	47	—	(345)	—
Foreign	8	—	27	—
State and local	3	—	3	—

Total deferred expense (benefit)	58	—	(315)	—

Total income tax expense (benefit)	$169	$82	$(128)	$171

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Income tax provision at statutory rate	$118	34.0	$130	34.0	$206	34.0	$265	34.0
R&D tax credits	—	—	—	—	(321)	NM	—	—
R&D related tax impacts	69	19.7	—	—	69	11.4	—	—
Valuation allowance	—	—	(51)	(13.3)	—	—	(96)	(12.3)
Foreign rate differential	(27)	(7.8)	(11)	(2.9)	(39)	(6.4)	(13)	(1.7)
Other, net	9	2.5	14	3.7	(43)	(7.1)	15	1.9

Total	$169	48.4	$82	21.5	$(128)	NM	$171	21.9

For the six months ended June 30, 2011, the Company received federal tax refunds totaling $0.2 million, and state income tax payments were immaterial. During the six months ended June 30, 2010, the Company received federal tax refunds totaling $0.2 million and made no state income tax payments. As of June 30, 2011, the Company had state NOL carryforwards of $4.2 million that will expire, if unused, between December 31, 2021 and December 31, 2031. The Company had no federal NOL carryforwards as of June 30, 2011.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2011 and 2010

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	June 30, 2011	December 31, 2010
Deferred tax assets
R&D credits	$1,021	$719
Inventory reserves	759	714
Net operating loss	103	107
Depreciation and amortization	77	113
Other	185	177

Gross deferred tax assets	2,145	1,830
Less valuation allowance	(79)	(79)

Deferred tax asset	2,066	1,751

Deferred tax liabilities
Prepaids	60	60

Gross deferred tax liability	60	60

Net deferred tax asset	$2,006	$1,691

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of the dates indicated:

(in thousands)	June 30, 2011	December 31, 2010
Current assets
Deferred income taxes	$806	$762
Other assets
Deferred income taxes	1,200	929

Net deferred tax asset	$2,006	$1,691

The tables above do not include the unrecognized tax benefit liability described previously.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2011 and 2010

5. Earnings Per Share

Basic earnings per share (EPS) represents the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents the Company’s calculation of basic and diluted weighted average common shares outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Weighted average common shares outstanding – basic	7,867	7,826	7,866	7,825
Dilutive effect of stock options	289	140	307	66

Weighted average common shares outstanding – diluted	8,156	7,966	8,173	7,891

The computation of diluted EPS for the three and six months ended June 30, 2011 excluded options to purchase approximately 427,000 shares and 412,000 shares, respectively, that were anti-dilutive because the exercise price of these options was greater than the average market price of the common shares during the respective periods (approximately 413,000 shares and 579,000 shares, respectively, for the three and six months ended June 30, 2010).

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2011 and 2010

The following table summarizes the Company’s segment operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Sales
Product	$2,164	$4,842	$4,890	$10,769
Service	4,657	3,126	8,336	6,011

Total	$6,821	$7,968	$13,226	$16,780

Gross profit
Product	$286	$986	$850	$2,055
Service	1,958	1,249	3,477	2,329

Total	$2,244	$2,235	$4,327	$4,384

Income (loss) from operations
Product	$45	$660	$323	$1,364
Service	1,382	862	2,395	1,514
Other	(1,078)	(1,122)	(2,110)	(2,057)

Total	$349	$400	$608	$821

The following table summarizes segment assets as of the dates indicated:

(in thousands)	June 30, 2011	December 31, 2010
Product	$2,690	$3,280
Service	5,571	5,443
Other	4,836	3,265

Total	$13,097	$11,988

The following table summarizes sales by geographic region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
United States	$5,764	$7,135	$11,367	$15,176
International	1,057	833	1,859	1,604

Total	$6,821	$7,968	$13,226	$16,780

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	June 30, 2011	December 31, 2010
United States	$1,762	$1,277
International	1,381	1,297

Total	$3,143	$2,574

International long-lived assets include goodwill of $0.8 million as of June 30, 2011 and December 31, 2010. All international sales and long-lived assets are in the Service segment.

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2010 Annual Report on Form 10-K.

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

During the quarter ended June 30, 2011, we recorded net income of $180,000, or $0.02 per diluted share, versus net income of $300,000, or $0.04 per diluted share, for the prior year quarter. During the six months ended June 30, 2011, we recorded net income of $735,000, or $0.09 per diluted share, versus net income of $609,000, or $0.08 per diluted share, for the prior year period. See below for further discussion of consolidated and reportable segment results of operations for the three and six months ended June 30, 2011 and 2010.

Although we periodically had considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, our then recent operating losses, combined with existing federal U.S. net operating loss (“NOL”) carryforwards, precluded an economical pursuit of such credits. However, based on positive changes in our operating results and financial position in 2010, as well as the use of existing NOL carryforwards, we determined during the fourth quarter of 2010 that the benefits would outweigh both the cost of an R&D tax credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future. Accordingly, we recorded a net tax benefit of $0.5 million during the fourth quarter of 2010 for estimated R&D tax credits for tax years 2001 through 2010 that we believed were more likely than not to be sustained upon examination by the Internal Revenue Service. We substantially completed the calculation and documentation of these R&D tax credits during the first quarter of 2011, resulting in an additional net tax benefit of $0.3 million. During the second quarter of 2011, we recorded net tax expense of $0.1 million associated with the finalization of the amended federal and state tax returns for prior years impacted by the R&D tax credit study.

Results of Operations

Consolidated Operations

Second Quarter – 2011 Compared to 2010

The following table summarizes the Company’s consolidated results of operations for the three months ended June 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$6,821	100.0%	$7,968	100.0%	-14%
Cost of sales	4,577	67.1%	5,733	72.0%	-20%

Gross profit	2,244	32.9%	2,235	28.0%	0%
Operating expenses	1,895	27.8%	1,835	23.0%	3%

Income from operations	349	5.1%	400	5.0%	-13%
Other expense
Interest expense	—	0.0%	18	0.2%	-100%

Income before income taxes	349	5.1%	382	4.8%	-9%
Income tax expense	169	2.4%	82	1.0%	106%

Net income	$180	2.6%	$300	3.8%	-40%

The decrease in net income for the three months ended June 30, 2011 compared to the prior year quarter primarily was due to the aforementioned net tax expense of $0.1 million associated with the finalization of the amended federal and state tax returns for prior years impacted by the R&D tax credit study as well as increased operating expenses, reflecting investments in personnel necessary to support and grow the business. Strong growth in sales and gross profit in the Service segment offset the impact on gross profit of lower sales in the Product segment. Service segment gross profit increased 57% primarily due to a 49% increase in Service sales driven by the growth of business in the U.S. and Europe for both new customers and new programs within existing customers. Interest expense was zero as the Company did not utilize its line of credit during the second quarter of 2011.

For the second quarter of 2011, the Company had three customers that generated $1.7 million, $1.6 million and $1.2 million, or 25%, 24% and 18%, respectively, of total sales. Of the revenues from these customers, 31% and 69% were included in Product and Service segment sales, respectively. For the second quarter of 2010, the Company had three customers that generated $2.5 million, $0.9 million and $0.9 million, or 32%, 11% and 11%, respectively, of total sales. Of the revenues from these customers, 53% and 47% were included in Product and Service segment sales, respectively. Major customer relationships consist of multiple product or service programs in various stages of their lifecycle. The Company continues to work toward developing a more diversified customer revenue base across both its Product and Service segments.

Year-to-Date – 2011 Compared to 2010

The following table summarizes the Company’s consolidated results of operations for the six months ended June 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$13,226	100.0%	$16,780	100.0%	-21%
Cost of sales	8,899	67.3%	12,396	73.9%	-28%

Gross profit	4,327	32.7%	4,384	26.1%	-1%
Operating expenses	3,719	28.1%	3,563	21.2%	4%

Income from operations	608	4.6%	821	4.9%	-26%
Other expense
Interest expense	1	0.0%	41	0.2%	-98%

Income before income taxes	607	4.6%	780	4.6%	-22%
Income tax expense (benefit)	(128)	-1.1%	171	1.0%	NM

Net income	$735	5.6%	$609	3.6%	21%

Higher net income for the first six months of 2011 compared to the prior year period primarily was due to the aforementioned net income tax benefit of $0.2 million related to R&D tax credit adjustments during the first and second quarters of 2011. In addition, strong growth in the Service segment offset the impact of lower sales in the Product segment, with an increase in overall gross profit as a percentage of sales to 33% in 2011 from 26% in 2010 driven by the shift in mix toward higher margin Service segment business. Service segment gross profit increased 49% primarily due to a 39% increase in Service sales driven by the growth of business in the U.S. and Europe for both new customers and new programs within existing customers. The increased operating expenses primarily reflect investments in personnel needed to support and grow the business. Interest expense was reduced to virtually zero due to minimal usage of the Company’s line of credit over the first half of 2011.

For the first six months of 2011, the Company had three customers that generated $3.0 million, $2.8 million and $2.2 million, or 23%, 21% and 17%, respectively, of total sales. Of the revenues from these customers, 31% and 69% were included in Product and Service segment sales, respectively. For the first six months of 2010, the Company had three customers that generated $5.3 million, $2.1 million and $2.0 million, or 32%, 13% and 12%, respectively, of total sales. Of the revenues from these customers, 75% and 25% were included in Product and Service segment sales, respectively.

Segment Operations

Product

Second Quarter – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Product segment for the three months ended June 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$2,164	100.0%	$4,842	100.0%	-55%
Cost of sales	1,878	86.8%	3,856	79.6%	-51%

Gross profit	$286	13.2%	$986	20.4%	-71%

The decline in Product segment gross profit was driven by a 55% decrease in sales. This decline primarily was attributable to significantly lower sales to telecommunications and defense OEMs that had very strong activity in the prior year quarter, along with declines at larger imaging and other OEM customers that had occurred over the course of 2010. Reduced operating leverage on lower sales levels resulted in a 13% gross margin in the second quarter of 2011 compared to 20% in the comparable quarter of 2010.

Year-to-Date – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Product segment for the six months ended June 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$4,890	100.0%	$10,769	100.0%	-55%
Cost of sales	4,040	82.6%	8,714	80.9%	-54%

Gross profit	$850	17.4%	$2,055	19.1%	-59%

A 55% decrease in Product sales, including $3.7 million lower sales to OEMs in the telecommunications industry that had especially strong activity in 2010, drove the decline in Product segment gross profit. Lower gross margins, which fell to 17% for the first six months of 2011 compared to 19% in the comparable period of 2010, were mitigated by a continued shift in sales mix to higher margin products and management of manufacturing overhead costs to levels consistent with lower Product revenues.

Service

Second Quarter – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Service segment for the three months ended June 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$4,657	100.0%	$3,126	100.0%	49%
Cost of sales	2,699	58.0%	1,877	60.0%	44%

Gross profit	$1,958	42.0%	$1,249	40.0%	57%

Gross profit in the Service segment increased primarily due to the growth of business in the U.S. and Europe for both new customers and new programs within existing customers. The continuing shift toward higher margin programs and gains in operating leverage on 49% sales growth drove an increase in gross profit as a percentage of sales to 42% in the second quarter of 2011 from 40% in the comparable quarter of 2010.

Year-to-Date – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Service segment for the six months ended June 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$8,336	100.0%	$6,011	100.0%	39%
Cost of sales	4,859	58.3%	3,682	61.3%	32%

Gross profit	$3,477	41.7%	$2,329	38.7%	49%

The improvement in Service segment gross profit was driven by a 39% increase in Service sales, reflecting business growth in the U.S. and Europe for both new customers and new programs within existing customers. Gross profit as a percentage of sales increased to 42% in the first six months of 2011 from 39% in the comparable period of 2010 due to a continuing shift toward higher margin programs and gains in operating leverage.

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

Our current capital structure consists of a line of credit and stockholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	June 30, 2011	December 31, 2010
Line of credit	$—	$273

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	9,527	8,751
Accumulated other comprehensive income (loss)	(3)	(90)

Total stockholders’ equity	9,524	8,661

Total capital	$9,524	$8,934

Based on the Company’s historical cash flow, current financial results and unused available capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following table summarizes the Company’s condensed consolidated cash flows for the six months ended June 30:

(in thousands)	2011	2010
Net cash provided by operating activities	$1,282	$1,697
Net cash used in investing activities	(176)	(22)
Net cash used in financing activities	(306)	(1,845)
Effect of exchange rate on cash	27	(18)

Increase (decrease) in cash	827	(188)
Cash at beginning of period	465	323

Cash at end of period	$1,292	$135

Operating Activities

Net cash provided by operating activities was $1.3 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively. Net income adjusted for the effects of non-cash items, which primarily include deferred income taxes, inventory reserves and depreciation expense, resulted in cash inflows of $0.8 million and $0.9 million in the first six months of 2011 and 2010, respectively. Changes in working capital resulted in $0.5 million in cash provided for the first six months of 2011 compared to $0.8 million for the comparable period of 2010.

Investing Activities

Net cash used in investing activities represents additions to property and equipment. Increased activity in 2011 primarily relates to acquisitions of equipment needed to support growth and added capability in the Service segment.

Financing Activities

Net cash used in financing activities was $0.3 million and $1.8 million for the first six months of 2011 and 2010, respectively. Financing activity in both periods primarily reflects net repayments on the Company’s line of credit. All cash generated by U.S. operations after funding investing activities is applied to any existing balance on the line of credit.

On March 24, 2011, we entered into a Credit Agreement and a Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a revolving credit facility (the “Line”) with a maximum line of credit of $3.0 million, subject to borrowing base restrictions. The borrowing base is determined as follows: 1) the sum of (a) 85% of the aggregate amount of eligible accounts receivable located within the United States, plus (b) 75% of the aggregate amount of eligible accounts receivable located outside of the United States, plus (c) the lesser of 10% of the aggregate amount of eligible inventory or $0.5 million.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference, document with which Exhibit was previously filed with the SEC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2011	Contained herein

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2011	Contained herein

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2011	Contained herein

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended June 30, 2011	Contained herein

101.INS*	XBRL Instance Document	Contained herein

101.SCH*	XBRL Taxonomy Extension Schema Document	Contained herein

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Contained herein

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Contained herein

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Contained herein

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Contained herein

*

XBRL (“Extensible Business Reporting Language”) information is furnished and not filed; is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933; is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934; and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE DATA SYSTEMS, INC.

Date: July 29, 2011	/s/ John D. Bair
John D. Bair
Chief Executive Officer

Date: July 29, 2011	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer