Form 10-Q
period 2011-09-30
PINNACLE DATA SYSTEMS INC
filed 2011-10-28
CIK 1004608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On October 25, 2011, the registrant had outstanding 7,888,349 common shares without par value, which is the registrant’s only class of common equity.

PINNACLE DATA SYSTEMS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,529	$465
Accounts receivable, net of allowance for doubtful accounts of $109 and $106, respectively	4,076	4,469
Inventory, net	3,046	3,226
Deferred income taxes	771	762
Other current assets	425	492

Total current assets	9,847	9,414

Property and equipment, net	1,015	685
Goodwill	767	767
Deferred income taxes	1,224	929
Other assets	105	193

TOTAL ASSETS	$12,958	$11,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$—	$273
Accounts payable	1,707	1,404
Accrued wages, payroll taxes and employee benefits	501	581
Unearned revenue	101	30
Other current liabilities	529	743

Total current liabilities	2,838	3,031

Other liabilities	449	296

TOTAL LIABILITIES	3,287	3,327

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 25,000 shares authorized; 7,888 and 7,864 shares issued and outstanding, respectively	5,802	5,790
Additional paid-in capital	2,022	1,962
Accumulated other comprehensive income (loss)	(101)	(90)
Retained earnings	1,948	999

Total stockholders’ equity	9,671	8,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,958	$11,988

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$6,695	$6,314	$19,921	$23,094
Cost of sales	4,479	4,088	13,378	16,484

Gross profit	2,216	2,226	6,543	6,610
Operating expenses	1,981	1,732	5,700	5,295

Income from operations	235	494	843	1,315
Other expense
Interest expense	—	4	1	45

Income before income taxes	235	490	842	1,270
Income tax expense (benefit)	21	(1,183)	(107)	(1,012)

Net income	$214	$1,673	$949	$2,282

Weighted average common shares outstanding:
Basic	7,880	7,842	7,870	7,831
Diluted	8,125	8,011	8,116	7,960

Earnings per common share:
Basic	$0.03	$0.21	$0.12	$0.29
Diluted	0.03	0.21	0.12	0.29

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance – December 31, 2009	7,825	$5,769	$1,912	$(29)	$(2,064)	$5,588
Stock issued	19	10	—	—	—	10
Share-based payment expense	—	—	35	—	—	35
Comprehensive income, net of taxes:
Net income	—	—	—	—	2,282	2,282
Foreign currency translation	—	—	—	(42)	—	(42)

Total comprehensive income						2,240

Balance – September 30, 2010	7,844	$5,779	$1,947	$(71)	$218	$7,873

Balance – December 31, 2010	7,864	$5,790	$1,962	$(90)	$999	$8,661
Stock issued	24	12	—	—	—	12
Share-based payment expense	—	—	60	—	—	60
Comprehensive income, net of taxes:
Net income	—	—	—	—	949	949
Foreign currency translation	—	—	—	(11)	—	(11)

Total comprehensive income						938

Balance – September 30, 2011	7,888	$5,802	$2,022	$(101)	$1,948	$9,671

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$949	$2,282

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	29	(19)
Inventory reserves	124	246
Depreciation and amortization	273	298
Provision (benefit) for deferred income taxes	(304)	(1,037)
Share-based payment expense	60	34
Decrease in assets:
Accounts receivable	353	1,111
Inventory	52	113
Other assets	93	16
Increase (decrease) in liabilities:
Accounts payable	196	(956)
Unearned revenue	71	62
Other liabilities	(338)	(357)

Total adjustments	609	(489)

Net cash provided by operating activities	1,558	1,793

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(366)	(110)

Net cash used in investing activities	(366)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(273)	(2,076)
Net change in outstanding checks	132	136
Other	9	59

Net cash used in financing activities	(132)	(1,881)

EFFECT OF EXCHANGE RATE ON CASH	4	(1)

INCREASE (DECREASE) IN CASH	1,064	(199)
Cash at beginning of period	465	323

Cash at end of period	$1,529	$124

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Acquisitions of equipment through capital lease	$196	$40

See accompanying notes to condensed consolidated financial statements.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011 and 2010

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

Consolidation Policy

The Company’s condensed consolidated financial statements include the accounts of PDSi; PDSi B.V., a wholly-owned private limited liability company located in Tiel, the Netherlands; and PDSi Singapore Pte. Ltd., a wholly-owned private limited liability company located in Singapore. All significant intercompany balances and transactions were eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

Inventory

As of September 30, 2011 and December 31, 2010, the Company provided reserves of $2.0 million and $1.9 million, respectively, to reduce the carrying value of inventory. The following table summarizes the Company’s inventory as of the dates indicated (net of inventory reserves):

(in thousands)	September 30, 2011	December 31, 2010
Component parts (raw materials)	$2,705	$2,963
Work-in-process	207	110
Finished goods	134	153

Total inventory	$3,046	$3,226

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2011 and 2010

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

The Credit Agreement also contains certain financial covenants, including a maximum ratio of total liabilities to tangible net worth, minimum net income on a rolling four-quarter basis, and a minimum debt service coverage ratio. The Company was in compliance with all financial covenants as of September 30, 2011.

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

During the third quarter of 2010, the Company concluded that its operations had demonstrated sustainable profitability, and that future taxable income would more likely than not allow for realization of benefits from existing deferred income tax assets. Accordingly, the Company reversed substantially all of its deferred tax asset valuation allowance. As a result, the year-to-date U.S. effective tax rate for the third quarter of 2010 was approximately 34%, versus an effective rate of approximately 22% applied in the first six months of 2010. The combined impact of the valuation allowance reversal and the adjustment of the year-to-date U.S. effective tax rate resulted in a $1.3 million net non-cash benefit.

The Company maintains a $0.1 million valuation allowance against deferred tax assets related to certain state NOL carryforwards. The Company can provide no assurance that changes in its deferred tax asset valuation allowance will not be required in the future. The Company will continue to monitor events and circumstances to determine whether any change in its valuation allowance is warranted in the future.

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2011 and 2010

Although the Company periodically had considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, the Company’s then recent operating losses, combined with existing federal U.S. NOL carryforwards, precluded an economical pursuit of such credits. However, based on positive changes in the Company’s operating results and financial position in 2010, as well as the use of existing NOL carryforwards, management determined during the fourth quarter of 2010 that the benefits would outweigh both the cost of an R&D tax credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future. Accordingly, the Company recorded a net tax benefit of $0.5 million during the fourth quarter of 2010 for estimated R&D tax credits for tax years 2001 through 2010 that the Company believed were more likely than not to be sustained upon examination by the Internal Revenue Service. The Company substantially completed the calculation and documentation of these R&D tax credits during the first quarter of 2011, resulting in an additional net tax benefit of $0.3 million. During the second and third quarters of 2011, the Company recorded net tax expense of $0.1 million and a net benefit of $0.1 million, respectively, associated with the finalization of the amended federal and state tax returns for prior years impacted by the R&D tax credit study.

The Company maintains a liability for unrecognized tax benefits related to R&D tax credit positions to be taken on its various income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the Company’s effective tax rate in future periods. The Company had $0.2 million and $0.1 million of unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively, which were recorded in other liabilities on the consolidated balance sheets.

The following table summarizes the Company’s income tax expense (benefit) for the periods indicated:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(in thousands)	2011	2010	2011	2010
Current:
Federal	$(51)	$(368)	$87	$(1)
Foreign	51	17	79	35
State and local	10	(2)	31	(9)

Total current expense	10	(353)	197	25

Deferred:
Federal	37	468	(308)	286
Foreign	(31)	—	(4)	—
State and local	5	133	8	133
Valuation allowance	—	(1,431)	—	(1,456)

Total deferred expense (benefit)	11	(830)	(304)	(1,037)

Total income tax expense (benefit)	$21	$(1,183)	$(107)	$(1,012)

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2011 and 2010

The following table reconciles tax expense (benefit) computed at the federal statutory rate to amounts reported for financial statement purposes for the periods indicated:

	Three months ended Sept. 30,				Nine months ended Sept. 30,
	2011		2010		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Income tax provision at statutory rate	$80	34.0	$167	34.0	$286	34.0	$432	34.0
R&D tax credits	(8)	(3.4)	—	—	(329)	NM	—	—
R&D related tax impacts	(56)	(23.8)	—	—	13	1.5	—	—
Valuation allowance	—	—	(1,431)	NM	—	—	(1,456)	NM
Foreign rate differential	(14)	(6.0)	(26)	(5.3)	(53)	(6.3)	(43)	(3.4)
Other, net	19	8.1	107	21.8	(24)	(2.9)	55	1.9

Total	$21	8.9	$(1,183)	NM	$(107)	NM	$(1,012)	NM

For the nine months ended September 30, 2011, the Company received federal tax refunds totaling $0.3 million, and state income tax payments were immaterial. During the nine months ended September 30, 2010, the Company made federal tax payments of $0.2 million and received federal tax refunds totaling $0.3 million, and state income tax payments were immaterial. As of September 30, 2011, the Company had state NOL carryforwards of $3.9 million that will expire, if unused, between December 31, 2021 and December 31, 2031. The Company had no federal NOL carryforwards as of September 30, 2011.

The following table summarizes the tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of the dates indicated:

	September 30,	December 31,
(in thousands)	2011	2010
Deferred tax assets
R&D credits	$1,029	$719
Inventory reserves	745	714
Net operating loss	99	107
Depreciation and amortization	111	113
Other	150	177

Gross deferred tax assets	2,134	1,830
Less valuation allowance	(79)	(79)

Deferred tax asset	2,055	1,751

Deferred tax liabilities
Prepaids	60	60

Gross deferred tax liability	60	60

Net deferred tax asset	$1,995	$1,691

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2011 and 2010

The following table summarizes the classification of the above amounts in the Company’s consolidated balance sheets as of the dates indicated:

(in thousands)	September 30, 2011	December 31, 2010
Current assets
Deferred income taxes	$771	$762
Other assets
Deferred income taxes	1,224	929

Net deferred tax asset	$1,995	$1,691

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

The following table presents the Company’s calculation of basic and diluted weighted average common shares outstanding for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2011	2010	2011	2010
Weighted average common shares outstanding – basic	7,880	7,842	7,870	7,831
Dilutive effect of stock options	245	169	246	129

Weighted average common shares outstanding – diluted	8,125	8,011	8,116	7,960

The computation of diluted EPS for the three and nine months ended September 30, 2011 excluded options to purchase approximately 827,000 shares and 545,000 shares, respectively, that were anti-dilutive because the exercise price of these options was greater than the average market price of the common shares during the respective periods (approximately 484,000 shares and 489,000 shares, respectively, for the three and nine months ended September 30, 2010).

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

PINNACLE DATA SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2011 and 2010

The following table summarizes the Company’s segment operating results for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2011	2010	2011	2010
Sales
Product	$2,151	$2,343	$7,041	$13,112
Service	4,544	3,971	12,880	9,982

Total	$6,695	$6,314	$19,921	$23,094

Gross profit
Product	$325	$375	$1,175	$2,430
Service	1,891	1,851	5,368	4,180

Total	$2,216	$2,226	$6,543	$6,610

Income (loss) from operations
Product	$71	$137	$394	$1,501
Service	1,267	1,367	3,662	2,881
Other	(1,103)	(1,010)	(3,213)	(3,067)

Total	$235	$494	$843	$1,315

The following table summarizes segment assets as of the dates indicated:

(in thousands)	September 30, 2011	December 31, 2010
Product	$2,806	$3,280
Service	5,410	5,443
Other	4,742	3,265

Total	$12,958	$11,988

The following table summarizes sales by geographic region for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2011	2010	2011	2010
United States	$5,714	$5,537	$17,081	$20,713
International	981	777	2,840	2,381

Total	$6,695	$6,314	$19,921	$23,094

The following table summarizes long-lived assets by geographic region as of the dates indicated:

(in thousands)	September 30, 2011	December 31, 2010
United States	$1,781	$1,277
International	1,330	1,297

Total	$3,111	$2,574

International long-lived assets include goodwill of $0.8 million as of September 30, 2011 and December 31, 2010. All international sales and long-lived assets are in the Service segment.

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

The following is management’s discussion and analysis of financial condition and results of operations of the Company for the three and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2010 Annual Report on Form 10-K.

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

During the quarter ended September 30, 2011, we recorded net income of $214,000, or $0.03 per diluted share, versus net income of $1,673,000, or $0.21 per diluted share, for the prior year quarter (including a $1.3 million net tax benefit related to the reversal of most of our deferred tax asset valuation allowance). During the nine months ended September 30, 2011, we recorded net income of $949,000, or $0.12 per diluted share (including $0.3 million related to research and development tax credit adjustments), versus net income of $2,282,000, or $0.29 per diluted share, for the prior year period (including the $1.3 million valuation allowance reversal benefit noted above). See below for further discussion of consolidated and reportable segment results of operations for the three and nine months ended September 30, 2011 and 2010.

We reviewed our net deferred tax assets as of September 30, 2009 to assess the need to establish a valuation allowance due to the continuing uncertain economic environment and our pre-tax loss for the nine months ended September 30, 2009. At that time, our net deferred tax assets primarily consisted of temporary differences related to inventory reserves and federal net operating loss (“NOL”) carryforwards. Based on our analysis and application of the GAAP framework, we established a valuation allowance of $1.6 million against our net deferred tax assets.

During the third quarter of 2010, we concluded that our operations had demonstrated sustainable profitability, and that future taxable income would more likely than not allow for realization of benefits from existing deferred income tax assets. Accordingly, we reversed substantially all of our deferred tax asset valuation allowance. As a result, the year-to-date U.S. effective tax rate for the third quarter of 2010 was approximately 34%, versus an effective rate of approximately 22% applied in the first six months of 2010. The combined impact of the valuation allowance reversal and the adjustment of the year-to-date U.S. effective tax rate resulted in a $1.3 million net non-cash benefit.

Although we periodically had considered the potential tax savings associated with pursuing research and development (“R&D”) tax credits, our then recent operating losses, combined with existing federal U.S. NOL carryforwards, precluded an economical pursuit of such credits. However, based on positive changes in our operating results and financial position in 2010, as well as the use of existing NOL carryforwards, we determined during the fourth quarter of 2010 that the benefits would outweigh both the cost of an R&D tax credit study and the establishment of the necessary infrastructure to be able to claim such credits in the future. Accordingly, we recorded a net tax benefit of $0.5 million during the fourth quarter of 2010 for estimated R&D tax credits for tax years 2001 through 2010 that we believed were more likely than not to be sustained upon examination by the Internal Revenue Service. We substantially completed the calculation and documentation of these R&D tax credits during the first quarter of 2011, resulting in an additional net tax benefit of $0.3 million. During the second and third quarters of 2011, we recorded net tax expense of $0.1 million and a net benefit of $0.1 million, respectively, associated with the finalization of the amended federal and state tax returns for prior years impacted by the R&D tax credit study.

Results of Operations

Consolidated Operations

Third Quarter – 2011 Compared to 2010

The following table summarizes the Company’s consolidated results of operations for the three months ended September 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$6,695	100.0%	$6,314	100.0%	6%
Cost of sales	4,479	66.9%	4,088	64.7%	10%

Gross profit	2,216	33.1%	2,226	35.3%	0%
Operating expenses	1,981	29.6%	1,732	27.4%	14%

Income from operations	235	3.5%	494	7.8%	-52%
Other expense
Interest expense	—	0.0%	4	0.1%	-100%

Income before income taxes	235	3.5%	490	7.8%	-52%
Income tax expense	21	0.3%	(1,183)	-18.7%	NM

Net income	$214	3.2%	$1,673	26.5%	-87%

The decrease in net income for the third quarter of 2011 compared to the prior year quarter primarily was due to a $1.3 million net tax benefit recorded during the third quarter of 2010 associated with the aforementioned reversal of most of our valuation allowance against deferred tax assets. This partially was offset by the previously described $0.1 million tax benefit in the third quarter of 2011 related to the finalization of amended tax returns for prior years impacted by the R&D tax credit study. Furthermore, higher operating expenses in the current year quarter reflect investments in personnel necessary to grow and support the business. Overall gross profit was flat with strong Service segment sales growth offsetting lower Product segment results. Service segment sales increased 14% due to the growth of business in the U.S. and Europe for both new customers and new programs within existing customers. Interest expense was zero as the Company did not utilize its line of credit during the third quarter of 2011.

For the third quarter of 2011, we had three customers that generated $1.9 million, $1.5 million and $1.0 million, or 28%, 22% and 15%, respectively, of total sales. Of the revenues from these customers, 27% and 73% were included in Product and Service segment sales, respectively. For the third quarter of 2010, we had two customers that generated $2.2 million and $1.1 million, or 35% and 18%, respectively, of total sales. Of the revenues from these customers, 27% and 73% were included in Product and Service segment sales, respectively. Major customer relationships consist of multiple product or service programs in various stages of their lifecycle. We continue to work toward developing a more diversified customer revenue base across both our Product and Service segments.

Year-to-Date – 2011 Compared to 2010

The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$19,921	100.0%	$23,094	100.0%	-14%
Cost of sales	13,378	67.2%	16,484	71.4%	-19%

Gross profit	6,543	32.8%	6,610	28.6%	-1%
Operating expenses	5,700	28.6%	5,295	22.9%	8%

Income from operations	843	4.2%	1,315	5.7%	-36%
Other expense
Interest expense	1	0.0%	45	0.2%	-98%

Income before income taxes	842	4.2%	1,270	5.5%	-34%
Income tax expense (benefit)	(107)	-0.5%	(1,012)	-4.4%	NM

Net income	$949	4.8%	$2,282	9.9%	-58%

Lower net income for the first nine months of 2011 compared to the prior year period primarily was due to the reversal of most of our deferred tax asset valuation allowance as discussed above, resulting in a $1.3 million net tax benefit during the third quarter of 2010. Net tax benefits of $0.3 million related to R&D tax credit adjustments recorded during the first three quarters of 2011 also impacted the comparison between periods. Increased operating expenses in 2011 primarily reflect investments in personnel necessary to grow and support the business. Overall gross profit as a percentage of sales rose to 33% in 2011 from 29% in 2010 driven by the shift in mix toward higher margin Service segment business, which helped mitigate the impact on gross margin of lower sales in the Product segment. Service segment gross profit increased 28% primarily due to a 29% increase in Service sales driven by the growth of business in the U.S. and Europe for both new customers and new programs within existing customers. Interest expense was reduced to virtually zero due to minimal usage of the Company’s line of credit over the first nine months of 2011.

For the first nine months of 2011, we had three customers that generated $4.9 million, $4.3 million and $3.2 million, or 25%, 22% and 16%, respectively, of total sales. Of the revenues from these customers, 29% and 71% were included in Product and Service segment sales, respectively. For the first nine months of 2010, we had three customers that generated $7.6 million, $2.8 million and $2.4 million, or 33%, 12% and 10%, respectively, of total sales. Of the revenues from these customers, 47% and 53% were included in Product and Service segment sales, respectively.

Segment Operations

Product

Third Quarter – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Product segment for the three months ended September 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$2,151	100.0%	$2,343	100.0%	-8%
Cost of sales	1,826	84.9%	1,968	84.0%	-7%

Gross profit	$325	15.1%	$375	16.0%	-13%

Lower Product segment gross profit reflects an 8% decline in sales primarily attributable to the ramp down of certain legacy programs, partially offset by growth in sales to defense and imaging OEMs. Reduced operating leverage on lower sales levels resulted in a slight decline to a 15% gross margin in the third quarter of 2011 compared to 16% in the comparable quarter of 2010.

Year-to-Date – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Product segment for the nine months ended September 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$7,041	100.0%	$13,112	100.0%	-46%
Cost of sales	5,866	83.3%	10,682	81.5%	-45%

Gross profit	$1,175	16.7%	$2,430	18.5%	-52%

A 46% decrease in Product sales, including $3.7 million lower sales to OEMs in the telecommunications industry that had especially strong activity in 2010, drove the decline in Product segment gross profit. The continued shift in sales mix to higher margin products and management of manufacturing overhead costs to levels consistent with lower Product revenues helped to reduce the negative impact on gross margins, which fell to 17% for the first nine months of 2011 compared to 19% in the comparable period of 2010 due to reduced operating leverage on 46% lower revenue.

Service

Third Quarter – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Service segment for the three months ended September 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$4,544	100.0%	$3,971	100.0%	14%
Cost of sales	2,653	58.4%	2,120	53.4%	25%

Gross profit	$1,891	41.6%	$1,851	46.6%	2%

Gross profit in the Service segment increased due to a 14% increase in sales fueled by business growth in the U.S. and Europe for both new customers and new programs within existing customers. A shift in mix toward lower margin programs, as well as investments in overhead to add capability and support future growth, drove a decline in gross profit as a percentage of sales to 42% in the third quarter of 2011 from 47% in the comparable quarter of 2010, despite the overall trend toward higher margin programs.

Year-to-Date – 2011 Compared to 2010

The following table summarizes the Company’s gross profit for the Service segment for the nine months ended September 30:

(dollars in thousands)	2011	% of Sales	2010	% of Sales	% Change
Sales	$12,880	100.0%	$9,982	100.0%	29%
Cost of sales	7,512	58.3%	5,802	58.1%	29%

Gross profit	$5,368	41.7%	$4,180	41.9%	28%

The improvement in Service segment gross profit was driven by a 29% increase in sales, reflecting business growth in the U.S. and Europe for both new customers and new programs within existing customers. Gross profit as a percentage of sales was flat at 42% in the first nine months of 2011 and 2010, with gains in operating leverage offsetting a third quarter 2011 shift in mix toward lower margin programs and investments in overhead to add capability and support future growth. However, the overall trend within the Service segment continued toward higher margin programs.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from operations and borrow funds at competitive rates to meet operating and growth needs.

Our current capital structure consists of stockholders’ equity with a line of credit available to provide supplemental liquidity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in thousands)	September 30, 2011	December 31, 2010
Line of credit	$—	$273

Stockholders’ equity, excluding accumulated other comprehensive income (loss)	9,772	8,751
Accumulated other comprehensive income (loss)	(101)	(90)

Total stockholders’ equity	9,671	8,661

Total capital	$9,671	$8,934

Based on the Company’s historical cash flow, current financial results and unused available capacity on the line of credit, we believe we have access to adequate resources to provide sufficient liquidity for the operations of the Company over the next year. See further discussion in “Financing Activities” below.

The following table summarizes the Company’s condensed consolidated cash flows for the nine months ended September 30:

(in thousands)	2011	2010
Net cash provided by operating activities	$1,558	$1,793
Net cash used in investing activities	(366)	(110)
Net cash used in financing activities	(132)	(1,881)
Effect of exchange rate on cash	4	(1)

Increase (decrease) in cash	1,064	(199)
Cash at beginning of period	465	323

Cash at end of period	$1,529	$124

Operating Activities

Net cash provided by operating activities was $1.6 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. Net income adjusted for the effects of non-cash items, which primarily include deferred income taxes, depreciation expense and inventory reserves, resulted in cash inflows of $1.2 million and $1.8 million in the first nine months of 2011 and 2010, respectively. Changes in working capital resulted in $0.4 million in cash provided for the first nine months of 2011 compared to a net neutral impact for the comparable period of 2010.

Investing Activities

Net cash used in investing activities represents additions to property and equipment. Increased activity in 2011 primarily relates to acquisitions of equipment needed to support growth and added capability in the Service segment.

Financing Activities

Net cash used in financing activities was $0.1 million and $1.9 million for the first nine months of 2011 and 2010, respectively. Financing activity in both periods primarily reflects net repayments on the Company’s line of credit. All cash generated by U.S. operations after funding investing activities is applied to any existing balance on the line of credit.

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

The Credit Agreement also contains certain financial covenants, including a maximum ratio of total liabilities to tangible net worth, minimum net income on a rolling four-quarter basis, and a minimum debt service coverage ratio. The Company was in compliance with all financial covenants as of September 30, 2011.

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

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2011

Contained herein

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2011

Contained herein

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2011

Contained herein

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Pinnacle Data Systems, Inc. for the quarter ended September 30, 2011

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

PINNACLE DATA SYSTEMS, INC.

Date: October 28, 2011	/s/ John D. Bair
John D. Bair
Chief Executive Officer

Date: October 28, 2011	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer